Form 10-Q
period 2014-06-30
Imprivata Inc
filed 2014-08-08
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36516

IMPRIVATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3560178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Maguire Road

Lexington, Massachusetts 02421

(Address of principal executive offices, including zip code)

(781) 674-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 4, 2014 there were 23,754,049 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the size and growth of the potential markets for our products and our ability to serve those markets;

•	the rate and degree of market acceptance of our products;

•	the accuracy of our estimates regarding expenses, revenues and capital requirements;

•	regulatory developments in the United States and foreign countries;

•	the success of our sales and marketing capabilities;

•	the success of competing products that are or become available;

•	our ability to obtain additional financing if needed;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets; and

•	the loss of key technology or management personnel.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk factors and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$85,794	$13,284
Accounts receivable, net of allowances	13,978	19,754
Prepaid expenses and other current assets	3,486	2,541

Total current assets	103,258	35,579
Property and equipment, net	7,740	6,682
Goodwill	1,560	1,560
Intangible assets, net	1,744	2,000
Other assets	109	649

Total assets	$114,411	$46,470

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,599	$3,586
Accrued expenses and other current liabilities	7,778	9,149
Current portion of capital lease obligations and long-term debt	665	313
Current portion of other long-term liabilities	288	249
Current portion of deferred revenue	25,646	25,084

Total current liabilities	37,976	38,381
Deferred revenue, net of current portion	4,266	3,490
Capital lease obligations, long-term debt and royalty obligations, net of current portion	888	410
Other long-term liabilities, net of current portion	1,225	1,181
Contingent purchase price liability	544	1,008

Total liabilities	44,899	44,470

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.001 par value, 0 and 20,956,426 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	91,607

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at June 30, 2014	—
Common stock, $0.001 par value, 250,000,000 shares and 32,867,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 23,683,461 and 3,588,234 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	24	4
Additional paid-in capital	170,921	—
Accumulated other comprehensive income (loss)	1	(145)
Accumulated deficit	(101,434)	(89,466)

Total stockholders’ equity (deficit)	69,512	(89,607)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$114,411	$46,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue
Product	$12,225	$9,558	$21,499	$16,906
Maintenance and services	11,008	7,757	21,175	14,664

Total revenue	23,233	17,315	42,674	31,570

Cost of revenue
Product	2,475	1,593	4,635	3,170
Maintenance and services	4,400	2,508	8,593	4,746

Total cost of revenue	6,875	4,101	13,228	7,916

Gross profit	16,358	13,214	29,446	23,654

Operating expenses
Research and development	6,291	4,452	12,827	8,453
Sales and marketing	11,216	7,201	21,635	13,459
General and administrative	2,311	1,596	5,324	3,369

Total operating expenses	19,818	13,249	39,786	25,281

Loss from operations	(3,460)	(35)	(10,340)	(1,627)

Other income (expense)
Interest and other (expense) income, net	(31)	(5)	(192)	54

Loss before income taxes	(3,491)	(40)	(10,532)	(1,573)
Income taxes	61	44	87	41

Net loss	(3,552)	(84)	(10,619)	(1,614)
Accretion of redeemable convertible preferred stock	(1,204)	(1,238)	(2,442)	(2,476)

Net loss attributable to common stockholders	$(4,756)	$(1,322)	$(13,061)	$(4,090)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.08)	$(0.41)	$(3.25)	$(1.28)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	4,410	3,250	4,021	3,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(3,552)	$(84)	$(10,619)	$(1,614)

Other comprehensive income (loss):
Foreign currency translation adjustments	2	12	146	(200)

Comprehensive loss	$(3,550)	$(72)	$(10,473)	$(1,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$(10,619)	$(1,614)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization expense	1,458	1,163
Provision for doubtful accounts	13	—
Stock-based compensation	665	257
Loss on disposal of fixed assets	12	14
Change in value of contingent purchase price liability	(464)	31
Changes in operating assets and liabilities
Accounts receivable	5,763	5,083
Prepaid expenses and other current assets	(544)	(278)
Other assets	—	(1)
Deferred revenue	1,338	(1,015)
Accounts payable	(897)	(1,606)
Accrued expenses and other current liabilities	(1,549)	(2,708)
Other liabilities	82	(128)

Net cash used in operating activities:	(4,742)	(802)

Cash flows from investing activities:
Purchases of property and equipment	(1,354)	(720)

Net cash used in investing activities	(1,354)	(720)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	80,213	—
Deferred offering costs	(1,748)	—
Repayments for capital lease obligations, long-term debt and other	(348)	(181)
Proceeds from exercise of stock options	389	765

Net cash provided by financing activities	78,506	584

Effect of exchange rates on cash and cash equivalents	100	(258)

Net increase (decrease) in cash and cash equivalents	72,510	(1,196)
Cash and cash equivalents, beginning of period	13,284	15,410

Cash and cash equivalents, end of period	$85,794	$14,214

Supplemental disclosures of non-cash investing and financing activities
Equipment purchases under capital leases	$690	$19

Accrued property and equipment purchases	$224	—

Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$1,557	—

Conversion of preferred stock to common stock	$94,049	—

Accretion of preferred stock	$2,442	$2,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common stock par value, $0.001		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance—December 31, 2013	3,588	$4	$—	$(145)	$(89,466)	$(89,607)
Accretion of redeemable convertible preferred stock to redemption value			(1,093)		(1,349)	(2,442)
Exercise of common stock options	265		432			432
Exercise of warrants, net	109	—	—			—
Stock-based compensation expense			665			665
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,325	5,750	6	76,882			76,888
Conversion of redeemable convertible preferred stock into common stock	13,971	14	94,035			94,049
Net loss					(10,619)	(10,619)
Other comprehensive income				146		146

Balance—June 30, 2014	23,683	$24	$170,921	$1	$(101,434)	$69,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1. Organization and business

(a) Description of business

Imprivata, Inc. (the “Company”) provides authentication and access management technology solutions primarily for the healthcare industry. The Company’s flagship product Imprivata OneSign, is an integrated enterprise single sign-on, authentication management and workflow automation platform that addresses multiple security and productivity challenges faced by hospitals and other healthcare organizations. By enabling fast, secure access to healthcare information technology systems, the Company believes that its solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with privacy and security regulations.

The Company was incorporated in the State of Delaware in May 2001.

(b) Initial public offering

On June 30, 2014, the Company completed an initial public offering (“IPO”), in which it sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 13,970,934 shares of common stock at the closing of the IPO. The Company’s shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “IMPR”. The Company received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.3 million. Offering expenses at December 31, 2013 of $0.5 million were recorded as other noncurrent assets. These offering expenses, and additional expenses incurred from January 2014 through the closing of the IPO of approximately $2.8 million, have been recorded as a reduction of the proceeds received.

(c) Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2013. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the SEC on June 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Imprivata International Limited, and its wholly owned subsidiary Imprivata UK Limited. All intercompany balances and transactions have been eliminated in consolidation.

(d) Stock Split

In May 2014, the Company’s Board of Directors approved a 1-for-1.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on May 30, 2014. Upon the effectiveness of the reverse stock split, (i) every 1.5 shares of outstanding common stock was combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced. Unless otherwise indicated, all of the share numbers, share prices and exercise prices in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-1.5 reverse stock split.

2. Summary of significant accounting policies

The Company has not made any significant changes in the application of its significant accounting policies as described in the accompanying notes to the consolidated financial statements contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on June 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Jumpstart Our Business Startups (“JOBS”) Act

Under the JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Accounting standards or updates recently adopted

Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit”. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements, as it required only enhanced disclosures.

Accounting standards or updates not yet effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

3. Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

(a) Fair value hierarchy

The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b) Assets and liabilities measured at fair value on a recurring basis

The Company’s cash equivalents consist of money market funds recorded at cost, which approximates fair value measured based on quoted prices for similar assets traded in active markets. The contingent consideration liability is recorded at fair value determined using a probability weighted discounted cash flow model primarily based upon future revenue projections in active markets.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2014 fair value measurements
(in thousands)	Level 1	Level 2	Level 3	Total carrying value

Assets
Cash equivalents:
Money market funds	$40,585	$—	$—	$40,585
Liabilities
Contingent consideration	$—	$—	$544	$544

	December 31, 2013 fair value measurements
(in thousands)	Level 1	Level 2	Level 3	Total carrying value

Assets
Cash equivalents:
Money market funds	$8,478	$—	$—	$8,478
Liabilities
Contingent consideration	$—	$—	$1,008	$1,008

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis as of June 30, 2014 and December 31, 2013.

(d) Level 3 fair value measurements

The contingent liability associated with the acquisition of Validus is based on an earn-out capped at $9.8 million, to be paid based on revenue generated using the purchased intellectual property.

The Company re-measures the fair value of the contingent liability at each balance sheet date based on the present value of forecasted revenues through December 31, 2016. The changes in the fair value are primarily due to the difference in actual revenue earned to date versus the initial projections and revisions to the timing and amount of forecasted future revenues.

The resulting forecasted revenues were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption.

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

(in thousands)	June 30, 2014	December 31, 2013
Beginning balance	$1,008	$1,885
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	(464)	(877)

Ending balance	$544	$1,008

The following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	June 30, 2014	December 31, 2013
Discount Rate	17%	17%—23%(1)

(1)	The weighted-average discount rate for the year ended December 31, 2013 was 20%.

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

(in thousands)	June 30, 2014	December 31, 2013
Accrued payroll and related	$3,395	$5,442
Accrued taxes	832	783
Other accrued expenses	3,551	2,924

Total	$7,778	$9,149

5. Warranty obligations

The Company maintains an allowance for warranty obligations that may be incurred under its limited warranty. Factors that affect the Company’s allowance for warranty obligations include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the cost per claim to satisfy the Company’s warranty obligation.

The following table presents the details of the Company’s allowance for warranty obligations:

(in thousands)	June 30, 2014	December 31, 2013

Beginning balance	$93	$93
Provision for estimated claims	5	21
Adjustment to estimate	—	—
Settlement of claims	(7)	(21)

Ending balance	$91	$93

The warranty obligations are included in accrued expenses and other current liabilities in the consolidated balance sheets presented.

6. Debt

(a) Bank credit facility

The Company has a revolving credit facility with a bank pursuant to a Loan and Security Agreement dated January 30, 2009 (the “Revolving Credit Facility”). In February 2014, the Company modified the revolving credit agreement which had expired in October 2013. The modified Revolving Credit Facility provides for borrowings of up to $10.0 million based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of liquidity. The credit facility matures in February 2015. Outstanding borrowings accrue interest at the Wall Street Journal published prime rate plus 0.75%. Substantially all of the assets of the Company are pledged as collateral.

As of June 30, 2014, there was no balance outstanding under the revolving credit facility.

(b) Term loans

During the six months ended June 30, 2014, the Company entered into a $387,000 thirty month term loan for prepaid software licenses and associated maintenance with a 6.5% interest rate.

(c) Capital leases

During the six months ended June 30, 2014, the Company entered into three capital leases for information technology and office equipment totaling approximately $690,000. The capital lease arrangements have three year terms and bear interest at interest rates between 3.0% and 5.5%.

7. Commitments and contingencies

(a) Litigation

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations or financial statements.

(b) Indemnifications

As permitted under Delaware law, the Company’s Certificate of Incorporation, By Laws and director and officer agreements provide that the Company indemnify its stockholders, officers, directors, and partners, and each person controlling the stock held for certain events or occurrences that happen by reason of the relationship with or position held at the Company. The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks, and indemnify against product liability matters.

As of June 30, 2014 and December 31, 2013, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

8. Redeemable convertible preferred stock and stockholders’ deficit

(a) Authorized and reserved capital

At June 30, 2014, the Company is authorized to issue up to 270,000,000 shares of stock, consisting of 250,000,000 shares of common stock and 20,000,000 shares of Undesignated Preferred Stock. Of the 250,000,000 authorized shares of common stock, 3,651,167 shares are reserved for issuance upon the exercise of stock options.

(b) Redeemable convertible preferred stock

On June 30, 2014, upon the closing of the initial public offering of the Company’s common stock, all outstanding shares of redeemable convertible preferred stock were automatically converted into 13,970,934 shares of common stock.

The changes in redeemable convertible preferred stock were as follows:

	Series A		Series B		Series C		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	11,200	$43,806	5,438	$20,300	4,318	$22,549	20,956	$86,655
Accretion of redeemable convertible preferred stock to redemption value		2,250		1,200		1,502		4,952

Balance at December 31, 2013	11,200	$46,056	5,438	$21,500	4,318	24,051	20,956	$91,607
Accretion of redeemable convertible preferred stock to redemption value		1,109		592		741		2,442
Conversion of preferred stock into common stock	(11,200)	(47,165)	(5,438)	(22,092)	(4,318)	(24,792)	(20,956)	(94,049)

Balance at June 30, 2014	—	$—	—	$—	—	$—	—	$—

(c) Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income before taxes, as the tax effect is not material to the consolidated financial statements:

(in thousands)	Foreign Currency Translation Adjustments	Affected line item in the statement where net income is presented
Balance at December 31, 2012	$(42)
Other comprehensive loss	(108)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branches	5	Other income (expense)

Net current-period other comprehensive loss	(103)

Balance at December 31, 2013	(145)
Other comprehensive income	1
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	145	Other income (expense)

Net current-period other comprehensive income	146

Balance at June 30, 2014	$1

(d) Warrants

In May 2014, the Company issued an aggregate of 108,853 shares of common stock upon the net exercise of warrants which were exercisable for 120,000 shares of common stock with the exercise price of $1.10 per share. An aggregate of 11,147 shares of common stock issuable upon exercise of the warrants were forfeited by the holders of such warrants as part of the net exercise.

As of June 30, 2014, all outstanding warrants have been exercised.

9. Employee benefit plans

(a) Defined contribution plan

The Company has a 401(k) plan whereby participating employees may defer a portion of their pretax earnings, not to exceed 50% of their total earnings. Employees must reach the age of 21 to be eligible to participate in the 401(k) plan. The Company may, at its discretion, make profit sharing or matching contributions. Effective January 1, 2014, the Company increased the matching contribution to 50% of the contributions each employee makes to the plan, up to 6% of such employee’s compensation, per payroll period. The Company contributed $200,000 and $425,000 to the eligible employee’s accounts during the three and six months ended June 30, 2014. There were no employer contributions in the comparable periods of 2013. Employer contributions vest over a four-year period commensurate with the employee’s hire date and years of service.

10. Stock award plans and stock based compensation

(a) Equity incentive plan

In May 2014, the Company’s 2014 Stock Option and Incentive Plan (“2014 Plan”), was adopted by the Company’s board of directors and approved by its stockholders and became effective in June 2014. The 2014 Plan replaces the Amended and Restated 2002 Stock Option and Incentive Plan (“2002 Plan”) as the Company’s board of directors has determined not to make additional awards under the 2002 Plan. The 2014 Plan allows the compensation committee to make equity-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

Stock options expire no later than 10 years from the date of grant and generally vest over a period of four years. At the discretion of the Board of Directors, certain option grants may be immediately exercisable but subject to a right to repurchase, at cost, pursuant to the vesting schedule of the individual grant.

At June 30, 2014, there were 2,452,907 shares available for future grant under the 2014 Plan.

(b) Employee stock purchase plan

In May 2014, the Company’s board of directors adopted and its stockholders approved the Employee Stock Purchase Plan (“ESPP”). Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase ordinary shares on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first business day or the last business day of the offering period, whichever is lower.

At June 30, 2014, there were 448,000 shares available for future grant under the ESPP.

(c) Early exercise of stock options

At June 30, 2014 and December 31, 2013, a total of 51,454 and 62,706 shares of unvested stock options exercised were subject to repurchase at an aggregate price of approximately $230,000 and $275,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

(d) Valuation of employee stock options

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees, which requires several key assumptions to be made.

Weighted average assumptions used to apply this model were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk-free interest rate(1)	1.93%	0.91%	1.91%	1.0%
Expected life (years)(2)	6.03	6.03	6.04	6.04
Expected dividend yield(3)	—%	—%	—%	—%
Expected volatility of underlying stock(4)	54.99%	45.35%	54.76%	45.44%

(1)	Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities with maturities similar to the expected term of the award being valued is used as the risk-free interest rate.
(2)	Expected term—the expected term for stock options granted based on a review of the period that the Company’s stock option awards are expected to be outstanding and is calculated using the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term.
(3)	Expected dividend yield—the expected dividend yield was not considered in the option pricing formula since the Company has not declared dividends and does not expect to pay dividends in the foreseeable future.
(4)	Expected volatility—the Company is responsible for estimating volatility. The Company has been a private company and does not have relevant historical data to develop its volatility assumptions and, therefore, analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the periods presented.

(d) Summary of share-based compensation expense

Share-based compensation expense is measured at the grant date, based on the calculated fair value of the award. The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the requisite service period, which is generally the vesting period of four years. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013

Cost of maintenance and professional services	$29	$9	$51	$18
Research and development	114	49	206	96
Sales and marketing	119	32	208	60
General and administrative	105	50	200	83

Total	$367	$140	$665	$257

11. Income taxes

Income tax expense relates principally to operating results of foreign entities, primarily in Europe, where the Company earns taxable income. The Company has significant net operating losses in the United States and, as a result, does not pay significant income taxes.

As of December 31, 2013, the Company’s valuation allowance related to income taxes was approximately $21.4 million. The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a 100% valuation allowance to reduce the carrying value of the related deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident.

As of June 30, 2014 and December 31, 2013, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

12. Computation of net loss per share

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the accretion on the redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include redeemable convertible preferred stock, warrant for common stock, common stock subject to repurchase and outstanding common stock options, from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation as they do not have an obligation to share or fund in the Company’s net losses.

The components of net loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net income (loss)	$(3,552)	$(84)	$(10,619)	$(1,614)
Accretion of preferred stock	(1,204)	(1,238)	(2,442)	(2,476)

Net loss attributable to common stockholders	$(4,756)	$(1,322)	$(13,061)	$(4,090)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	4,410	3,250	4,021	3,186

Net loss per share, basic and diluted	$(1.08)	$(0.41)	$(3.25)	$(1.28)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three and six months ended June 30,
(in thousands)	2014	2013
Options to purchase common stock	3,651	3,323
Common stock subject to repurchase	51	74
Warrants	—	120
Convertible preferred stock	—	13,971

Total	3,702	17,488

13. Concentration of risk and off-balance sheet risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in institutional money market mutual funds with two different financial institutions. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. To manage accounts receivable credit risk, the Company continuously evaluates the creditworthiness of its customers and resellers and maintains allowances for potential credit losses.

No customers or resellers accounted for 10% or more of revenues during the three and six months ended June 30, 2014. One reseller accounted for 10% or more of revenues during the three and six months ended June 30, 2013.

No customers or resellers accounted for 10% or more of accounts receivable at June 30, 2014 or December 31, 2013.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the six months ended June 30, 2014 and the year ended December 31, 2013.

14. Related party transactions

As a result of the acquisition of Validus, the Company has recorded a contingent liability for the earn-out associated with the acquisition, which if revenues associated with the intellectual property exceed $1.7 million, an amount will be due to the former Validus CEO, who is an employee of the Company, but who is not a director, executive officer or five percent holder of the Company’s equity securities. As of June 30, 2014 and December 31, 2013, the Company has recorded a contingent liability of $544,000 and $1.0 million, respectively. There have been no payments made from the inception of the liability through June 30, 2014.

Item 2.	Management’s discussion and analysis of financial condition and results of operations.

The following information should be read in conjunction with the Risk factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q, the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-194921), which was filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) dated June 24, 2014. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leading provider of authentication and access management technology solutions for the healthcare industry. Our flagship solution, Imprivata OneSign, is an integrated enterprise single sign-on, authentication and access management and workflow automation platform that addresses multiple security and productivity challenges faced by hospitals and other healthcare organizations. By enabling fast, secure access to healthcare information technology systems, we believe our solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with complex privacy and security regulations. Imprivata OneSign can be installed on every workstation and other application access point throughout a healthcare organization and once deployed becomes a critical part of the customer’s security and access infrastructure. As a result, we believe that Imprivata OneSign is one of the most widely-used technology solutions by our customers’ physicians, nurses and other clinicians.

As a result of the widespread adoption of healthcare information technology systems and increasing privacy and security regulations, demand for our solutions has grown, which has driven growth in our revenue. Our revenue growth is derived from both sales to new customers as well as add-on sales to our existing customer base. Consistent with our healthcare focused strategy, our healthcare customers, including large integrated healthcare systems, academic medical centers and small- and medium-sized independent healthcare facilities, accounted for the growth in sales to new customers. Many of our customers continue to add licensed users and purchase additional products and services from us after the initial sale.

Many other industries face security and productivity challenges similar to those in healthcare. Although healthcare is our primary focus, we sell to non-healthcare organizations, including financial services, the public sector and other industries. New non-healthcare customers continue to purchase our solutions and existing customers also continue to add licenses and purchase additional products and services. While the non-healthcare business continues to grow, it has decreased as a percentage of total sales.

We are focused on growing our business to pursue the significant market opportunity we see for our products and services, and we plan to continue to invest in building for growth. As a result, we expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel, increase our marketing efforts and expand into new geographical markets. We also expect to increase our general and administrative expenses as a result of becoming a public company.

Initial public offering

On June 30, 2014, we completed our initial public offering (“IPO”), in which we sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. All outstanding shares of redeemable convertible preferred stock converted to 13,970,934 shares of common stock at the closing of the IPO. Our shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “IMPR”. We received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.3 million. Offering expenses at December 31, 2013 of $0.5 million were recorded as other noncurrent assets. These offering expenses, and additional expenses incurred from January 2014 through the closing of the IPO of approximately $2.8 million, have been recorded as a reduction of the proceeds received.

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies.

As of June 30, 2014 and December 31, 2013, we had backlog of $34.8 million and $30.9 million, respectively. Of the $34.8 million in backlog as of June 30, 2014, approximately $21.0 million, which includes $14.0 million of maintenance, is expected to be recognized as revenue during the remainder of 2014. Additionally, $10.1 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2014.

Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional information about our financial results. Adjusted EBITDA is an important supplemental measure used by our board of directors and management to evaluate our operating performance from period to period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for foreign currency gains (losses), stock based-compensation and the impact of the fair value revaluation on our contingent liability.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

•	Adjusted EBITDA does not include depreciation expense from fixed assets or amortization expense from acquired intangible assets;

•	Adjusted EBITDA does not reflect other (expense) income which include interest income we earn on cash and cash equivalents; interest expense, or the cash requirements necessary to service interest or principal payments, on our debt and capital leases; and the gains or losses on foreign currency transactions;

•	Adjusted EBITDA does not include the impact of stock-based compensation;

•	Adjusted EBITDA does not include the change in value of our continent liability related to the acquisition of assets from Validus Medical Systems, as described in the Notes to consolidated financial statements; and

•	others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our financial results presented in accordance with GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013

GAAP net loss	$(3,552)	$(84)	$(10,619)	$(1,614)

Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	61	43	87	41
Depreciation and amortization	763	608	1,458	1,163
Other expense (income), net	31	5	192	(55)
Stock-based compensation	367	140	665	257
Change in fair value of contingent liability	(509)	(68)	(464)	31

Adjusted EBITDA	$(2,839)	$644	$(8,681)	$(177)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 are consistent with those described in our prospectus filed with the SEC on June 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Jumpstart Our Business Startups Act

Under the JOBS Act, we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Accounting standards or updates recently adopted

Effective January 1, 2014, we adopted Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit”. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The adoption of this update did not have a significant impact on our consolidated financial statements, as it required only enhanced disclosures.

Accounting standards or updates not yet effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue
Product	$12,225	$9,558	$21,499	$16,906
Maintenance and services	11,008	7,757	21,175	14,664

Total revenue	23,233	17,315	42,674	31,570

Cost of revenue
Product	2,475	1,593	4,635	3,170
Maintenance and services	4,400	2,508	8,593	4,746

Total cost of revenue	6,875	4,101	13,228	7,916

Gross profit	16,358	13,214	29,446	23,654

Operating expenses
Research and development	6,291	4,452	12,827	8,453
Sales and marketing	11,216	7,201	21,635	13,459
General and administrative	2,311	1,596	5,324	3,369

Total operating expenses	19,818	13,249	39,786	25,281

Income (loss) from operations	(3,460)	(35)	(10,340)	(1,627)

Other income (expense)
Interest and other income (expense), net	(31)	(5)	(192)	54

Income (loss) before income taxes	(3,491)	(40)	(10,532)	(1,573)
Income taxes	61	44	87	41

Net income (loss)	$(3,552)	$(84)	$(10,619)	$(1,614)

Comparison of the three months ended June 30, 2014 and 2013

Revenue

	Three months ended June 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Revenue
Product revenue	$12,225	52.6%	$9,558	55.2%	$2,667	27.9%
Maintenance and service revenue	11,008	47.4%	7,757	44.8%	3,251	41.9%

Total revenue	$23,233	100.0%	$17,315	100.0%	$5,918	34.2%

Product revenue.

We derive our product revenue from the sales of both software and hardware. We derive substantially all of our software revenue from the sale of perpetual licenses for our Imprivata OneSign solution. Our license sales are generally priced on a per user basis, but are sometimes licensed on an enterprise-wide basis with an unlimited number of users. From time to time, we also derive software revenue from licenses sold on a term license basis. The software is delivered pre-loaded on a hardware server or as a software only solution that provides the same functionality as the software delivered on the pre-loaded server. Hardware sales also include the sale of devices such as proximity card and fingerprint readers.

Product revenue increased by $2.7 million, or 28%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was driven primarily by an increase of $1.5 million in sales of additional products into our existing customer base, $1.1 million of which were related to healthcare customers. Sales to new customers increased by approximately $1.2 million over the same period. Sales to new healthcare customers increased by $1.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, which was offset by a $421,000 decrease in sales to new non-healthcare customers due to our focus on the healthcare industry.

Maintenance and service revenue.

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. Professional services revenue consists primarily of fees associated with the implementation of our software and training services.

Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Maintenance and service revenue increased by $3.3 million, or 42%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was driven by increased maintenance revenue of $ 2.2 million resulting from our larger installed base of users. In addition, professional services increased by $1.1 million over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

	Three months ended June 30,		Change
(dollars in thousands)	2014	2013	Amount	%
Cost of revenue
Product	$2,475	$1,593	$882	55.4%
Maintenance and service	4,400	2,508	1,892	75.4%

Total cost of revenue	$6,875	$4,101	$2,774	67.6%

Gross margin
Product	79.8%	83.3%
Maintenance and service	60.0%	67.7%
Total gross margin	70.4%	76.3%

Cost of product revenue.

Cost of product consists primarily of costs of physical appliances and proximity card and fingerprint readers. Additional product costs include third party software license costs, duties and freight and amortization expense related to intangible assets acquired.

Cost of product revenue increased by $882,000 or 55%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in product sales related to proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales and device sales were higher as a percentage of total product revenue during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, which resulted in the decrease in product gross margin. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue.

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Cost of maintenance and service revenue increased by $1.9 million, or 75%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase of $1.0 million in payroll-related expenses as a result of an increase of 21 employees to 77 employees. The increase in employees hired also caused an increase in facilities and information technology costs of $320,000 and travel-related costs of $275,000. In addition, we incurred an increase of $97,000 for consulting services. The decrease in gross margin for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 related to maintenance and services was due to our investments in support and service personnel to support our anticipated future growth.

Operating expenses

The following table sets forth our operating expenses.

	Three months ended June 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses
Research and development	$6,291	27.1%	$4,452	25.7%	$1,839	41.3%
Sales and marketing	11,216	48.3%	7,201	41.6%	4,015	55.8%
General and administrative	2,311	9.9%	1,596	9.2%	715	44.8%

Total operating expenses	$19,818	85.3%	$13,249	76.5%	$6,569	49.6%

Research and development.

Research and development expenses consist of costs for our research and development personnel, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party contractors, including off-shore development, travel expense and allocated overhead. Research and development costs are expensed as they are incurred. We intend to continue to develop additional products and functionality for our existing solutions as well as develop new solutions for the healthcare market and expect research and development costs to continue to increase in absolute dollars, although they may fluctuate as a percentage of revenue.

Research and development expenses increased by $1.8 million, or 41%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was attributable to an increase in payroll-related costs of $1.2 million as a result of an increase of 24 employees to 94 employees, and to an increase in costs for outside contractors of $230,000 as a result of increased use of third-party developers primarily located in Ukraine. The increase in employees hired also caused an increase of $489,000 in facilities and information technology-related expenses. These increase were partially offset by a reduction of third-party recruiting fees of $119,000. All of these increases are the result of our continued investment in the development of our existing and new solutions and are expected to continue in the future.

Sales and marketing.

Sales and marketing expenses consist of costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of marketing and promotional events, corporate communications, online marketing, product marketing and management and other brand-building activities, travel expense and allocated overhead. Sales commissions are generally earned and recorded as expense when the customer order has been received, which may precede recognition of the associated revenue. We expect sales and marketing expenses to increase in absolute dollars as we expand our business both domestically and internationally, although they may fluctuate as a percentage of revenue.

Sales and marketing expenses increased by $4.0 million, or 56%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was attributable to increases in sales-related costs of $1.9 million and marketing and business development-related costs of $2.1 million as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs was due to an increase in payroll-related expenses, including commissions, amounting to $1.6 million as a result of an increase of 13 sales employees to 88 sales employees, increased commissions for existing employees. The increase in employees hired also caused increases in facilities and information technology-related expenses of $335,000 and travel expense of $199,000. These increases were partially offset by a decrease in third-party recruiting fees of $150,000. The marketing and business development increases were due primarily to an increase of $911,000 in payroll-related expenses as a result of an increase of 16 employees to 39 employees and $73,000 related to third-party recruiting fees. Additionally, spending related to demand generation, marketing events and branding increased by $734,000 along with an increase of $169,000 for travel expense and $171,000 related to facilities and information technology-related expenses.

General and administrative.

General and administrative expenses consist primarily of costs for administrative, finance, IT, legal and human resource personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses also include the re-valuing of our contingent liability associated with any earnout we may be required to pay in connection with the Validus acquisition. We measure the liability at each balance sheet date based on revenue earned to date from the acquired Validus product (now our Imprivata Cortext solution) and our projections of revenues from sales of Imprivata Cortext. We expect our general and administrative expenses to continue to increase in absolute dollars as we transition to being a public company, although they may fluctuate as a percentage of revenue. We expect additional general and administrative expenses to include increased personnel costs, insurance costs, costs required to comply with the regulatory requirements of the Securities and Exchange Commission as well as costs associated with enhancing our internal controls and accounting systems.

General and administrative expenses increased by $715,000, or 45%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was driven by $717,000 in headcount and related expenses as a result of an increase of 12 employees to 35 employees. In addition, we incurred an increase in consulting and professional fees of $199,000 and $103,000 related to facilities and information technology related expenses. The increase in headcount related expenses were offset by a net decrease in our contingent consideration liability expense of $509,000 resulting from revised estimates related to our Validus acquisition.

Other income expense.

Other income (expense) primarily consists of foreign exchange gains (losses), interest income and interest expense. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our capital leases and term loans.

Comparison of the six months ended June 30, 2014 and 2013

Revenue

	Six months ended June 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Revenue
Product revenue	$21,499	50.4%	$16,906	53.6%	$4,593	27.2%
Maintenance and service revenue	21,175	49.6%	14,664	46.4%	6,511	44.4%

Total revenue	$42,674	100.0%	$31,570	100.0%	$11,104	35.2%

Product revenue.

Product revenue increased by $4.6 million, or 27%, from the six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was driven primarily by an increase of $3.5 million in sales of additional products into our existing customer base, $2.9 million of which were related to healthcare customers. Sales to new customers increased by $1.0 million. Sales to new healthcare customers increased by $1.7 million from the six months ended June 30, 2014 to the six months ended June 30, 2013, which was offset by a $700,000 decrease in new sales to non-healthcare customers due to our focus on the healthcare industry.

Maintenance and services revenue.

Maintenance and services revenue increased by $6.5 million, or 44%, from the six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was driven by increased maintenance revenue of $4.1 million resulting from our larger installed base of users. In addition, professional services increased by $2.4 million due to increased sales of our products, which resulted in new professional services related to implementations and training.

Cost of revenue

	Six months ended June 30,		Change
(dollars in thousands)	2014	2013	Amount	%
Cost of revenue
Product	$4,635	$3,170	$1,465	46.2%
Maintenance and service	8,593	4,746	3,847	81.1%

Total cost of revenue	$13,228	$7,916	$5,312	67.1%

Gross margin
Product	78.4%	81.2%
Maintenance and service	59.4%	67.6%
Total gross margin	69.0%	74.9%

Cost of product revenue.

Cost of product revenue increased by $1.5 million, or 46%, from the six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was primarily attributable to the increase in product sales related to proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales and increased as a percentage of total product revenue during the six months ended June 30, 2014 to the six months ended June 30, 2013 which resulted in the increase in product gross margin. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and services revenue.

Cost of maintenance and services revenue increased by $3.8 million, or 81%, from the six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was primarily attributable to $2.0 million in payroll-related costs as a result of increased investment in our support and service personnel. In addition, the increase in employees hired also caused an increase in rent and information technology costs of $639,000, travel-related costs of $471,000. In addition we incurred an increase of $403,000 for consulting services. The decrease in gross margin from the six months ended June 30, 2014 to the six months ended June 30, 2013 related to maintenance and services was due to our investments in support and service personnel to support our anticipated future growth.

Operating expenses

The following table sets forth our operating expenses.

	Six months ended June 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses
Research and development	$12,827	30.0%	$8,453	26.8%	$4,374	51.7%
Sales and marketing	21,635	50.7%	13,459	42.6%	8,176	60.7%
General and administrative	5,324	12.5%	3,369	10.7%	1,955	58.0%

Total operating expenses	$39,786	93.2%	$25,281	80.1%	$14,505	57.4%

Research and development.

Research and development expenses increased by $4.4 million, or 52%, from the six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was attributable to an increase in payroll-related costs of $2.6 million as a result of an increase of 24 employees to 94 employees, and to an increase in costs for outside contractors of $623,000 as a result of increased use of third-party developers primarily located in Ukraine. The increase in employees hired also caused increases of $487,000 in facilities and communications charges, $454,000 in information technology-related expenses and $88,000 in travel expense. All of these increases are the result of our continued investment in the development of our existing and new solutions and are expected to continue in the future.

Sales and marketing.

Sales and marketing expenses increased by $8.2 million, or 61%, from the six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was attributable to an increase in spending on sales-related costs of $4.3 million and marketing and business development-related costs of $3.9 million as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs was due to an increase in payroll-related expenses, including commissions, amounting to $3.4 million as a result of an increase of 13 sales employees to 88 employees and increased commissions for existing employees, and an increase of $119,000 related to company sales events. The increase in employees hired also caused an increase in information technology and facilities expenses of $691,000, and travel expense of $465,000. These increases were partially offset by a decrease in third-party recruiting fees of $344,000. The marketing increases were due primarily to an increase of $1.7 million in payroll related expenses and $1.1 million of increases in spending related to demand generation, marketing events and branding along with increases of $126,000 related to spending on consulting and outside services, $328,000 for third-party recruiting fees and an increase of $299,000 related to information technology and facilities expenses.

General and administrative.

General and administrative expenses increased by $2.0 million, or 58%, from six months ended June 30, 2014 to the six months ended June 30, 2013. The increase was driven by $1.4 million in headcount and related expenses as a result of an increase of 12 employees to 35 employees. In addition, we incurred increases in consulting and professional fees of $445,000, company event expenses of $143,000 and facilities and information technology related expenses of $240,000. These increases were offset by a net decrease in our contingent consideration liability expense of $464,000 resulting from revised estimates related to our Validus acquisition.

Other income (expense).

Other income (expense) decreased by $246,000 for six months ended June 30, 2014 to the six months ended June 30, 2013 primarily due to the recognition of the cumulative translation adjustment as a result of the closure of our UK branch and changes in foreign currency exchange rates.

Liquidity and capital resources

	Six months ended June 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(4,742)	$(802)
Net cash used in investing activities	(1,354)	(720)
Net cash provided by financing activities	78,506	584
Effect of exchange rates on cash and cash equivalents	100	(258)

Net increase (decrease) in cash and cash equivalents	$72,510	$(1,196)

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities. On June 30, 2014, we completed our IPO, in which we sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. We received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.3 million. As of June 30, 2014, approximately $1.6 million of expenses incurred in connection with the IPO have not been paid.

As of June 30, 2014, we had $85.8 million of cash and cash equivalents. We believe our cash and cash equivalents, $10.0 million revolving credit agreement and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

Operating activities

Cash provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, prepaid expenses, accounts payable and deferred revenue.

Cash provided by operating activities is influenced by the investment we make in personnel and infrastructure costs necessary to support the anticipated growth of the business, the increase in the sales of software licenses and renewal of software maintenance contracts as well as the timing of customer payments.

Our cash used in operating activities during the six months ended June 30, 2014 was primarily due to our net loss of $10.6 million adjusted for $1.7 million of non-cash expenses that included $1.5 million of depreciation and amortization, $665,000 in stock-based compensation, $12,000 loss on disposal of fixed assets, and a decrease of $464,000 to the value of the contingent purchase price liability. Net increases in working capital amounted to $4.2 million attributable primarily to a $5.8 million decrease in accounts receivable and an increase of $1.3 million of deferred revenue offset by a $2.4 million decrease in accounts payable and accrued expenses and a $544,000 increase in prepaid expenses and other current assets.

Our cash used in operating activities during the six months ended June 30, 2013 was primarily due to our net loss of $1.6 million adjusted for $1.5 million of non-cash expenses that included $1.2 million of depreciation and amortization, $257,000 in stock-based compensation, $14,000 loss on disposal of fixed assets, and an increase of $31,000 to the value of the contingent purchase price liability. Net decreases in working capital amounted to $653,000 attributable primarily to a $5.1 million decrease in accounts receivable offset by a decrease of $1.0 million of deferred revenue and a $4.3 million decrease in accounts payable and accrued expenses and a $278,000 increase in prepaid expenses and other current assets.

Investing activities

Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures as well as leasehold improvements to our company headquarters necessary to support the expansion our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the six months ended June 30, 2014 and 2013, cash used in investing activities consisted of purchases of $1.4 million and $720,000, respectively, of property and equipment. In general, our purchases of property and equipment are primarily for the expansion of our leased facilities, network infrastructure equipment to support our business, as well as equipment for supporting our increasing employee headcount.

Financing activities

Our primary financing activities have consisted of proceeds from our IPO, net of underwriting commissions and discounts and offering costs, as well as proceeds from the exercise of stock options and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the six months ended June 30, 2014, cash provided by financing activities primarily consisted of $80.2 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities consisted of $389,000 in proceeds from the exercise of stock options, partially offset by $348,000 in payments in connection with our debt, capital leases and royalty obligations, as well as $1.7 million in offering costs associated with the filing of our prospectus.

Our cash provided by financing activities during the six months ended June 30, 2013 was primarily due to $765,000 of proceeds related to the exercise of stock options, which was offset by cash used to pay down of $181,000 in debt and capital lease obligations.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our prospectus filed with the SEC on June 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements during the six months ended June 30, 2014 and the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We have operations both within the United States and internationally which expose us to market risk. These risks are primarily the result of fluctuation in foreign exchange rates and interest rates, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. We do not use derivative instruments to mitigate the impact of our market risk exposures.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located which exposes us to risk associated with sales made in foreign currencies. Our historical revenue has been denominated in U.S. dollars, the Euro and British Pound Sterling. The functional currency for our foreign operations is denominated in the local currency and as a result operating expenses related to our foreign locations are impacted by fluctuations in foreign currency exchange rates. Increases and decreases in our foreign denominated revenue due to fluctuations in foreign currency exchange rates are somewhat offset by the currency fluctuations in our operating expenses that are denominated in foreign currencies If the foreign currency exchange rates fluctuated by 10% as of June 30, 2014, our foreign currency exchange gain or loss would have fluctuated by $405,000.

Interest rate risk

At June 30, 2014, we had cash and cash equivalents of $85.8 million. We maintain substantially all of our cash equivalents in an institutional money market mutual funds with two financial institutions. These funds provide daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At June 30, 2014, we had a 3 year term loan with a fixed interest rate of 6.2%, and a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an aggregate balance of $398,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” before deciding whether to invest in our common stock. Any of the events or developments described below could harm our business, financial condition and results of operations. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we do not currently deem material may also impair our business operations.

Risks related to our business and industry

We have a history of losses, we expect to continue to incur losses and we may not be profitable in the future.

As of June 30, 2014, we had an accumulated deficit of $101.4 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication and access management solutions. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions, and products for those solutions, and enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve clinical workflows related to the utilization of healthcare information technology systems and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

We depend on sales of our Imprivata OneSign solution in the healthcare industry for a substantial portion of our revenue, and any decrease in its sales would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our revenue has been derived from sales of our Imprivata OneSign solution to the healthcare industry. We anticipate that sales of our Imprivata OneSign solution to the healthcare industry will represent a significant portion of our revenue for the foreseeable future. Any decrease in revenue from sales of this solution would have a material adverse effect on our business. Healthcare organizations are currently facing significant budget constraints, increasing demands resulting from a growing number of patients, and impediments to obtaining third-party reimbursements and patient payments for their services. Although healthcare organizations are currently allocating funds for capital and infrastructure improvements to benefit from governmental initiatives, they may not choose to prioritize or implement access or authentication management solutions as part of those efforts at this time, or at all, due to financial and resource constraints. Even if clinicians determine that our Imprivata OneSign solution provides benefits over their existing authentication and access management solutions, their healthcare organizations may not have, or may not be willing to spend, the resources necessary to purchase, install and maintain information technology systems, adopt our Imprivata OneSign solution, add licensed users in other departments or purchase additional products and services from us.

In addition, our healthcare customers have been experiencing consolidation in response to developments generally affecting the healthcare industry. As a result, we may lose existing or potential healthcare customers for our solutions. If our existing customers combine with other healthcare organizations that are not our customers, they may reduce or discontinue their purchases of our solutions. In addition, the combined organizations may have greater leverage in negotiating terms with us, and we may be forced to accept terms that are less favorable to us.

We do not anticipate that sales of our solutions in non-healthcare industries will represent a significant portion of our revenue for the foreseeable future. As a result, decreased revenue from sales of our Imprivata OneSign solution in the healthcare industry would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to attract new customers and retain and increase sales to our existing customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our success and growth strategy depends in part upon the purchase of our Imprivata OneSign solution by new customers. Our sales and marketing efforts seek to demonstrate to potential new customers that our solutions streamline clinician workflow and increase productivity, enhance the value of existing investments in healthcare information technology, and help ensure compliance with complex privacy and security regulations. If we are not able to persuade new customers that our solutions provide these benefits, or if we fail to generate sufficient sales leads through our marketing programs, then we will not be able to attract new customers, which would have a material adverse effect on our business, financial condition and results of operations.

In most cases, our customers initially license our solutions for a limited number of departments within a healthcare organization. After the initial sale, our customers frequently add licensed users in other departments, functional groups and sites and buy additional products and services over time. Factors that may affect our ability to retain and increase sales to our existing customers include the quality of our customer service, training and technology, as well as our ability to successfully develop and introduce new solutions and products. Additionally, our customers may stop using our Imprivata OneSign solution or may not renew agreements for services, including software maintenance, for reasons entirely out of our control, such as a reduction in their budgets. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully develop and introduce new solutions and products for existing solutions, our business, financial condition and results of operations could be adversely affected.

Our success depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new solutions and products to keep pace with technological developments both within our industry and in related industries. However, we may not be able to develop, introduce, acquire and integrate new solutions and products in response to our customers’ changing requirements in a timely manner or on a cost-effective basis, or that sufficiently differentiate us from competing solutions such that customers choose to purchase our solutions. For example, healthcare organizations may shift their existing information technology infrastructure from on-site services to cloud-based services, which may not be compatible with our solutions, requiring us to develop new products or to re-engineer our existing products. In addition, healthcare organizations may adopt mobile applications more quickly than we have anticipated, requiring us to accelerate the development of a mobile version of our authentication and access management solutions. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing customer systems and workflows. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected.

Developments in the healthcare industry or regulatory environment could adversely affect our business.

Our growth strategy is focused on the healthcare industry and a substantial portion of our revenue is derived from the healthcare industry. This industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Developments generally affecting the healthcare industry, including new regulations or new interpretations of existing regulations, such as reductions in funding, changes in pricing for healthcare services or impediments to third-party reimbursement for healthcare costs, may cause deterioration in the financial or business condition of our customers and cause them to reduce their spending on information technology. As a result, these developments could adversely affect our business.

In March 2010, comprehensive healthcare reform legislation was enacted in the United States through the Patient Protection and Affordable Health Care for America Act and the Health Care and Education Reconciliation Act. This law is expected to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility, and to affect third-party reimbursement levels for healthcare organizations. We cannot predict what effect federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, implemented at the state level, will have on us or our healthcare customers.

In addition, our healthcare customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our authentication and access management solutions. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Seasonal variations in the purchasing patterns of our customers may lead to fluctuations in our operating results and financial condition.

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our solutions. Many customers make purchasing decisions based on their fiscal year budgets, which typically coincide with the calendar year and result in increased purchasing in the fourth quarter of the year. Because many of our expenses remain relatively fixed throughout the year, the seasonality of our business requires us to manage our working capital carefully over the course of the year. If we fail to manage our working capital effectively or do not accurately predict customer demand in the fourth quarter of the year, our operating results and financial condition may fluctuate.

Our sales cycles for new customers can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycles for new customers can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our authentication and access management solutions, including demonstrating the potential of our solutions in streamlining clinician workflow and increasing productivity. Customers may undertake a significant evaluation process, involving not only our solutions but also the customer’s existing healthcare information technology infrastructure. This assessment can result in a lengthy and unpredictable sales cycle. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, cancellation of any implementation after it has begun might result in lost time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying customers in that same period of time. These factors may contribute to significant fluctuations in our revenue and operating results.

Our revenue and operating results have fluctuated, and are likely to continue to fluctuate, which may make our quarterly results difficult to predict, cause us to miss analyst expectations and cause the price of our common stock to decline.

Our revenue and operating results may be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our revenue and operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to purchase authentication and access management solutions;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain third-party reimbursement for their services;

•	our ability to develop and introduce new solutions and products and enhance existing solutions that achieve market acceptance;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	our ability to forecast demand and manage lead times for the manufacture of hardware used in our solutions;

•	the mix of our product and service revenue and pricing, including discounts by us or our competitors; and

•	the timing of when orders are fulfilled and revenue is recognized.

The resulting variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the market price of our common stock may decline.

If we are unable to maintain successful relationships with our channel partners and technology alliance partners, our ability to market, sell and distribute our solutions will be limited and our business, financial condition and results of operations could be adversely affected.

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the six months ended June 30, 2014 and 2013, 8% and 11%, respectively, of our total revenues were derived from our largest sales partner.

Our agreements with our sales partners are generally non-exclusive, meaning our sales partners may offer their customers products and services from several different companies, including products and services that compete with ours. We depend on channel partners to supplement our direct sales organization within the United States and internationally. If our channel partners do not effectively market and sell our products and services, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our products and services may be adversely affected. Our channel partners may cease marketing our products and services with limited or no notice and with little or no penalty, and they have no obligation to renew their agreements with us on commercially reasonable terms, or at all. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. New channel partners require extensive training and may take several months or more to achieve productivity for us. Our channel partner structure could also subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our platform to customers or violates applicable laws or our corporate policies applicable to the partner. We work with our technology alliance partners to design go-to-market strategies that combine our solutions with products or services provided by our technology alliance partners. The loss of a technology alliance partner may mean that certain of our solutions that were designed to interoperate with the products or services provided by the technology alliance partner may no longer function as intended and require substantial re-engineering or the development of new solutions and products.

Our ability to generate revenue in the future will depend in part on our success in maintaining effective working relationships with our sales partners, in expanding our indirect sales channel, in training our channel partners to independently sell and deploy our solutions and in continuing to integrate our solutions with the products and services offered by our technology alliance partners. If we are unable to maintain our relationships with these sales partners, our business, financial condition and results of operations could be adversely affected.

We depend on sole source suppliers and a contract manufacturer for hardware components of our Imprivata OneSign solution. If we are unable to source our components from them or effectively forecast our customer demand to properly manage our inventory, our business and operating results could be adversely affected.

We depend on sole source suppliers for hardware components of our Imprivata OneSign solution. We rely upon DigitalPersona, Inc. as the only provider of our fingerprint readers. Although we currently purchase all of our proximity cards from RF IDeas, Inc., we believe alternative sources are available. In addition, we depend on a contract manufacturer to produce certain other hardware components for our solutions. Our agreements with RF IDeas, Inc. and our contract manufacturer renew automatically on an annual basis. These agreements do not contain supply commitments. We purchase our fingerprint readers from DigitalPersona, Inc. on a purchase order basis, and do not have the benefit of a long-term supply agreement or supply commitments. As a result, we cannot assure you that our suppliers and contract manufacturer will be able to meet our requirements, which could adversely affect our business and operating results.

Any of these suppliers or contract manufacturer could cease production of our components, experience capacity constraints, material shortages, work stoppages, financial difficulties, cost increases or other reductions or disruptions in output, cease operations or be acquired by, or enter into exclusive arrangements with, a competitor. These suppliers and contract manufacturer typically rely on purchase orders rather than long-term contracts with their suppliers. As a result, even if available, an affected supplier or contract manufacturer may not be able to secure sufficient materials at reasonable prices or of acceptable quality to build our components in a timely manner, forcing us to seek components from alternative sources, which may not have the required specifications, or be available in time to meet demand or on commercially reasonable terms, if at all.

We also place orders with our suppliers and contract manufacturer for our inventory based on forecasts of customer demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates affecting our ability to meet our customers’ demands for our solutions or manage our inventory effectively. We may also be forced to redesign our solutions if a component becomes unavailable in order to incorporate a component from an alternative source, which may increase the cost of providing our solutions. Any of these circumstances could cause interruptions or delays in the delivery of our solutions to our customers, and could adversely affect our business and operating results.

Our use of a third-party off-shore development provider could have a material adverse effect on our business, financial condition and results of operations.

Since 2006, we have relied upon a third-party development provider in Lviv, Ukraine to assist with software development, quality assurance, testing and automation to reduce costs and to meet our customers’ needs in a timely manner. These services are performed pursuant to statements of work under a master services agreement. The development provider may terminate its agreement with us without cause with 60 days’ notice, unless a statement of work is in progress. While they have been dependable in the past, we have less control over the development provider’s performance than if it was comprised of our employees or if the development provider was located in the United States. As a result, we are subject to the risk that the development provider will not perform as anticipated. Furthermore, in recent periods, Ukraine has experienced civil unrest and political and economic uncertainties. The evolving economic, political and social developments in the Ukraine may materially and adversely affect the operations of the development provider in ways beyond their control and may constrain our ability to assert or defend our contractual or other legal rights relating to our relationship with the development provider and its handling of our intellectual property. If we are unable to rely upon the development provider for these or other reasons, we may be required to shift development projects to our employees or to another independent contractor. As a result, we may face increased costs and delays in our ability to introduce new solutions or products or provide services. These risks could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to manage our growth effectively, or if our business does not grow as we expect, our operating results will be adversely affected.

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009, to $71.1 million for the year ended December 31, 2013. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 301 at December 31, 2013. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

•	manage our expenses in line with our operating plans and current business environment;

•	maintain and enhance our operational, financial and management controls, reporting systems and procedures;

•	develop and deliver new solutions and enhancements to existing solutions efficiently and reliably;

•	manage operations in multiple locations and time zones; and

•	integrate acquired businesses, technologies or assets.

We expect to incur costs associated with the investments made to support our growth before the anticipated benefits or the returns are realized, if at all. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or enhancements to existing solutions. We may also fail to satisfy customer requirements, maintain quality, execute our business plan or respond to competitive pressures, which could adversely affect our operating results.

Changes in renewal rates in our software maintenance contracts may not be immediately reflected in our operating results.

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each quarter is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous quarters. In each of the years ended December 31, 2011, 2012 and 2013 and the six months ended June 30, 2014, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in new or renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

We primarily operate in the rapidly evolving and highly competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business, financial condition and operating results could be adversely affected.

The market for authentication and access management solutions within the healthcare market is highly fragmented, consisting of a significant number of vendors that is rapidly changing. Competition in our market is primarily based on:

•	brand awareness and reputation;

•	breadth of our solutions set and ease of implementation, use and management;

•	breadth of product distribution;

•	strategic relationships and ability to integrate with software and device vendors; and

•	product innovation and ability to meet customer needs.

We believe our primary competitor in the healthcare industry is Caradigm USA LLC, a joint venture of General Electric Company and Microsoft Corporation. We expect competition to intensify in the future with existing competitors and market entrants. Our competitors in the healthcare market for authentication and access management solutions include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within healthcare organizations, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a separate supplier, regardless of performance or features. Increased competition may result in additional pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, which could adversely affect our business, financial condition and operating results.

Industry consolidation or new market entrants may result in increased competitive pressure, which could result in the loss of customers or a reduction in revenue.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. For example, potential entrants not currently considered to be our competitors, such as providers of electronic health record systems, may enter our market by acquiring or developing their own access or authentication management solutions. In addition, providers of authentication and access management solutions, such as CA, Inc., International Business Machines Corporation, Oracle Corporation and Novell, Inc., may enter the healthcare market. Such potential entrants, if they enter the healthcare market for authentication and access management solutions, may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. The companies resulting from combinations or that expand or vertically integrate their business to include the authentication and access management market that we address may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of our customers, which may have a material adverse effect on our business, financial condition and operating results.

Our success depends upon our ability to attract, integrate and retain key personnel, and our failure to do so could adversely affect our ability to grow our business.

Our success depends, in part, on the services of our senior management and other key personnel, and our ability to continue to attract, integrate and retain highly skilled personnel, particularly in engineering, sales and marketing. Competition for highly skilled personnel is intense. If we fail to attract, integrate and retain key personnel, our ability to grow our business could be adversely affected.

The members of our senior management and other key personnel are at-will employees, and may terminate their employment at any time without notice. If they terminate their employment, we may not be able to find qualified individuals to replace them on a timely basis or at all and our senior management may need to divert their attention from other aspects of our business. Former employees may also become employees of a competitor. We may also have to pay additional compensation to attract and retain key personnel. We also anticipate hiring additional engineering, marketing and sales, and services personnel to grow our business. Often, significant amounts of time and resources are required to recruit and train these personnel. We may incur significant costs to attract, integrate and retain them, and we may lose them to a competitor or another company before we realize the benefit of our investments in them.

If we do not achieve the anticipated strategic or financial benefits from our acquisitions, or if we cannot successfully integrate them, our business and operating results could be adversely affected.

We have acquired, and in the future may acquire, complementary businesses, technologies or assets that we believe to be strategic. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating any acquired businesses, technologies or assets. If we cannot effectively integrate newly-acquired technologies and solutions and successfully market and sell these new product offerings, we may not achieve market acceptance for, or significant revenue from, these new product offerings.

Integrating newly-acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. If we acquire or invest in additional businesses, technologies or assets, we will be further exposed, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing solutions;

•	encounter difficulties leveraging our existing sales and marketing organizations, and sales channels, to increase our revenue from acquired businesses, technologies or assets;

•	find that the acquisition does not further our business strategy, that we overpaid for the acquisition or that the economic conditions underlying our acquisition decision have changed;

•	have difficulty retaining the key personnel of acquired businesses;

•	suffer disruption to our ongoing business and diversion of our management’s attention as a result of the negotiation of any acquisition as well as related transition or integration issues and the challenges of managing geographically or culturally diverse enterprises; and

•	experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters.

In addition, from time to time we may enter into negotiations for acquisitions that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, the ownership of existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, write-offs or other unanticipated costs, events or circumstances, any of which adversely affect our business and operating results.

The software and hardware contained in the Imprivata OneSign solution is complex and may contain undetected errors that could have a material adverse effect on our business, financial condition and operating results.

Our Imprivata OneSign solution incorporates complex technology, is used in a variety of healthcare settings and must interoperate with many different types of complex devices and information technology systems. While we test our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solutions and our customers have commenced general use of the solution. If we cannot successfully integrate our authentication and access management solutions with health information systems as needed or if any hardware or software of these health information systems contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.

Any defects or errors in, or which are attributed to, our solutions, could result in:

•	delayed market acceptance of our affected solutions;

•	loss of customers or inability to attract new customers;

•	diversion of engineering or other resources for remedying the defect or error;

•	damage to our brand and reputation;

•	increased service and warranty costs;

•	legal actions by our customers or third parties, including product liability claims; and

•	penalties imposed by regulatory authorities.

Our solutions are utilized by clinicians in the course of providing patient care. It is possible that our healthcare customers may allege we are responsible for harm to patients or clinicians due to defects in, the malfunction of, the characteristics of, or the use of, our solutions. Although our customer agreements contain disclaimers of liability that are intended to reduce or eliminate our potential liability, we could be required to spend significant amounts of management time and resources to defend ourselves against product liability, tort, warranty or other claims. If any such claims were to prevail, we could be forced to pay damages or stop distributing our solutions. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our business. We maintain general liability insurance coverage, including coverage for errors and omissions; however, this coverage may not be sufficient to cover large claims against us or otherwise continue to be available on acceptable terms. Further, the insurer could attempt to disclaim coverage as to any particular claim. Such circumstances could have a material adverse effect on our business, financial condition and results of operations.

Our international operations subject us, and may increasingly subject us in the future, to operational, financial, economic and political risks abroad, which could have a material adverse effect on our business, financial condition and results of operations.

Although we currently derive a relatively small portion of our revenue from customers outside of the United States, a key element of our growth strategy is to expand internationally. Our international expansion efforts might not be successful in creating demand for our products and services or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	difficulties integrating our solutions with information technology systems and processes with which we do not have experience;

•	political and economic instability in, or foreign conflicts that involve or affect, the countries where we operate and sell our solution;

•	difficulties in staffing and managing personnel and channel partners;

•	the need to comply with a wide variety of foreign laws and regulations, including privacy and security regulations, requirements for export controls for encryption technology, employment laws, changes in tax laws and tax audits by government agencies;

•	competitors who are more familiar with local markets;

•	challenges associated with delivering services, training and documentation in foreign languages;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	limited or unfavorable intellectual property protection in some countries.

In addition, as we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our international locations and accept payment from customers in the local currency. Since we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we have exposure to fluctuations in currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future.

Any of these factors could harm our existing international business and operations, and have a material adverse effect on our business, financial condition and results of operations.

Risks posed by sales to foreign government-operated healthcare organizations could have a material adverse effect on our revenues and operating results.

We expect to continue to derive a substantial portion of our international revenues from foreign government-operated healthcare organizations. Sales to governmental entities present risks in addition to those involved in sales to commercial customers, including potential disruption due to changes in appropriation and spending patterns, delays in budget approvals and exposure to penalties in the event of violations of the Foreign Corrupt Practices Act. General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by governmental entities. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. In general, each governmental entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments. These factors may result in cutbacks or re-allocations in the budget or losses of government sales, which could have a material adverse effect on our revenues and operating results.

If we fail to offer services that are satisfactory to our customers, our ability to sell our solutions will be adversely affected.

Our ability to sell our Imprivata OneSign solution is dependent upon our ability to provide high-quality services and support. Our services team assists our customers with their clinical workflow design, authentication and access management solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our services team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. A substantial proportion of our Imprivata OneSign customers in the United States rely on our Imprivata OneSign solution as a component of their electronic health record, or EHR, systems that they implement to meet regulatory standards for adoption, or “meaningful use,” of EHR technologies. If our solutions do not adequately facilitate our customers’ attainment of meaningful use requirements as defined by the relevant regulatory authorities and interpreted by our customers, or if deployment of our solutions is unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction. As we hire new services personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers resolve technical and other post-deployment issues, or provide effective ongoing services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. In addition, the failure of channel partners to provide high-quality services in markets outside of the United States could adversely affect sales of our solutions internationally.

We face potential liability related to the privacy and security of protected health information accessed or collected through our solutions.

Our Imprivata OneSign solution customers in the ordinary course of their business handle, access or store protected health information, or PHI. In the United States, the manner in which these customers manage PHI is subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, health data privacy, security and breach notification regulations issued pursuant to these statutes, and state privacy, security and breach notification laws and regulations applicable to such health information. These customers rely on our Imprivata OneSign solution as a tool to facilitate their compliance with applicable health data privacy and security standards. Specifically, HIPAA-covered health care providers are required to implement technical data security safeguards, certain of which are supported by Imprivata OneSign. The failure of our Imprivata OneSign solution to perform an essential function for which it was designed could result in a breach of our obligations under our customer contracts, which could result in monetary damages, adverse publicity, and have an adverse impact on our business.

We may also directly handle, access or store PHI in connection with our commercial solutions, such as our Imprivata Cortext solution, which is a secure, cloud-based communication platform that provides healthcare organizations and healthcare providers with secure SMS texting and messaging capabilities. Although we are transmitting and storing PHI in encrypted format for such customers, and do not, in the ordinary course of our business, require access to such PHI, we are deemed to be a “business associate” of such customers and as such are directly subject to certain HIPAA and HITECH Act requirements as well as contractual obligations that may be imposed by our customers pursuant to their HIPAA and HITECH Act requirements. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of PHI. Our failure to effectively implement the required or addressable health data privacy and security safeguards and breach notification procedures, our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions or an allegation that defects in our products have resulted in noncompliance by our customers could result in a breach of our contractual obligations to our customers, create material civil and/or criminal liability for us, which could result in adverse publicity and have a material adverse effect on our business.

In addition to complying with applicable U.S. law, the use and disclosure of PHI is subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future which may increase the chance that we violate them. Any such developments, or developments stemming from enactment or modification of other laws, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws, could discourage us from offering certain of our solutions, such as Imprivata Cortext, to customers outside of the United States, and could create material liability to us, result in adverse publicity and adversely affect our business. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of PHI could create liability for us, result in adverse publicity and materially adversely affect our business.

In addition, the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our solutions or increase the costs associated with selling our solutions, and may affect our ability to invest in or jointly develop solutions in the United States and in foreign jurisdictions. Further, we cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of PHI.

Fluctuating economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our revenue depends significantly on general economic conditions and the demand for authentication and access management solutions in the healthcare market. Our healthcare customers may experience declining revenues from the decreased utilization of healthcare services and diminishing margins due to impediments in obtaining third-party reimbursement and patient payments. These factors may result in constrained spending on authentication and access management solutions. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Such factors could make it difficult to accurately forecast our sales and operating results and could adversely affect our ability to provide accurate forecasts to our suppliers and contract manufacturer and manage our supplier and contract manufacturer relationships and other expenses. Economic weakness faced by us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on authentication and access management technologies could have a material adverse effect on demand for our solutions and consequently on our business, financial condition and results of operations.

The market size estimates we have provided publicly may prove to be inaccurate and may not be indicative of our future growth.

The healthcare industry is in the early stages of market acceptance of authentication and access management solutions. Because of rapid and significant technological changes, it is difficult to predict the size of the market and the rate at which the market for our products and services will grow or be accepted. While the estimates of the total available market we have provided publicly are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not prove to be accurate. This is particularly the case with respect to estimating the size of the international component of the market.

Our Imprivata Cortext solution uses a third-party data service provider for web hosting services. Any operational delay or failure of our Cortext solution could expose us to litigation, harm our relationships with customers and have a material adverse effect on our brand and our business.

Our Imprivata Cortext solution utilizes a cloud-based third-party data service provider for web hosting services. We exercise limited control over this third-party data service provider, which increases our vulnerability with respect to the technology and information services it provides. In addition, if we are unable to renew the agreement with the third-party data service provider on commercially reasonable terms, we may be required to transfer our services to new data service providers and we may incur significant costs and possible service interruption in connection with doing so. Our Cortext solution provides communication and information to assist healthcare organizations. Any operational delay or failure of our Cortext solution might result in the disruption of patient care and could harm our relationships with customers, expose us to litigation or have a material adverse effect on our brand and our business.

If we are required to collect sales and use or similar foreign taxes in additional jurisdictions, we might be subject to liability for past sales and our future sales may decrease.

We might lose sales or incur significant expenses if states or foreign jurisdictions successfully impose broader guidelines on state sales and use or similar foreign taxes. A successful assertion by one or more states or foreign jurisdictions requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. Each state or foreign jurisdiction has different rules and regulations governing sales and use or similar foreign taxes, and these rules and regulations are subject to varying complex interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use or similar foreign taxes in a particular state or foreign jurisdiction, engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use or similar taxes or related penalties for past sales in states or foreign jurisdictions where we currently believe no such taxes are required.

Vendors of products and services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our customer contracts typically provide that our customers must pay all applicable sales and similar taxes. Nevertheless, our customers might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products and services to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo an ownership change in connection with or after this offering or any future offering, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions or terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the Boston, Massachusetts area. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, in the Boston, Massachusetts area could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could have a material adverse effect on our business, operating results and financial condition.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

We are party to a loan and security agreement relating to a revolving line of credit facility with Silicon Valley Bank. Borrowings under this loan and security agreement are secured by substantially all of our assets. Our loan and security agreement restricts our ability to:

•	incur additional indebtedness;

•	redeem subordinated indebtedness;

•	create liens on our assets;

•	enter into transactions with affiliates;

•	make investments;

•	sell assets;

•	make material changes in our business or management;

•	pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.

In addition, our revolving line of credit requires us to maintain specified adjusted quick ratio tests. The operating and financial restrictions and covenants in the loan and security agreement governing our revolving line of credit, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and terminate all commitments to extend further credit.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

Risks related to our intellectual property

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success depends, in part, on our ability to protect our proprietary technology. We seek to protect our proprietary technology through patent, copyright, trade secret and trademark laws in the United States and similar laws in other countries. We also seek to protect our proprietary technology through licensing agreements, nondisclosure agreements and other contractual provisions. These protections may not be available in all cases or may be inadequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or solutions in an unauthorized manner. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent, or superior, to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

To prevent unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement or misappropriation of our proprietary rights. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property. While we plan to continue to seek to protect our intellectual property with, among other things, patent protection, there can be no assurance that:

•	current or future U.S. or foreign patent applications will be approved;

•	our issued patents will adequately protect our intellectual property and not be held invalid or unenforceable if challenged by third parties;

•	we will succeed in protecting our technology adequately in all key jurisdictions in which we or our competitors operate; and

•	others will not design around any patents that may be issued to us.

Our failure to obtain patents sufficiently broad to cover our technology and possible workarounds, or the invalidation of our patents, or our inability adequately to protect our intellectual property, may weaken our competitive position and harm our business and operating results. We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may harm our business, operating results and financial condition.

Agreements we have with our employees, consultants and independent contractors may not afford adequate protection for our trade secrets, confidential information and other proprietary information.

In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and independent contractors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and available remedies in the event of unauthorized use or disclosure may not be adequate. The failure by employees, consultants or independent contractors to maintain the secrecy of our confidential information may compromise or prevent our ability to maintain trade secrets or obtain needed or meaningful patent protection. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or independent contractors have prior employment or consulting relationships. Although we require our employees, consultants and independent contractors to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets. Our failure or inability to protect our proprietary information and techniques may inhibit or limit our ability to compete effectively, or exclude certain competitors from the market.

We may not be able to obtain or maintain necessary licenses of third-party technology on commercially reasonable terms, or at all, which could delay product sales and development and have a material adverse effect on product quality and our ability to compete.

We have incorporated third-party licensed technology into certain of our solutions. We anticipate that we are also likely to need to license additional technology from third parties in connection with the development of new solutions or enhancements in the future. Third-party licenses may not be available to us on commercially reasonable terms, or at all. The inability to retain any third-party licenses required in our current solutions or to obtain any new third-party licenses to develop new solutions and products could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from introducing these solutions or products, any of which could have a material adverse effect on product quality and our ability to compete.

Claims of intellectual property infringement could harm our business.

Vigorous protection and pursuit of intellectual property rights has resulted in protracted and expensive litigation for many companies in our industry. Although claims of this kind have not materially affected our business to date, there can be no assurance such claims will not arise in the future. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, any of which could harm our business and operating results.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products and against whom our potential patents may provide little or no deterrence.

Many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain solutions or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.

Our use of open source and non-commercial software components could impose risks and limitations on our ability to commercialize our solutions.

Our solutions contain software modules licensed under open source and other types of non-commercial licenses. We also may incorporate open source and other licensed software into our solutions in the future. Use and distribution of such software may entail greater risks than use of third-party commercial software, as licenses of these types generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some of these licenses require the release of our proprietary source code to the public if we combine our proprietary software with open source software in certain manners. This could allow competitors to create similar products with lower development effort and time and ultimately result in a loss of sales for us.

The terms of many open source and other non-commercial licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, in order to continue offering our solutions, we could be required to seek licenses from alternative licensors, which may not be available on a commercially reasonable basis or at all, to re-engineer our solutions or to discontinue the sale of our solutions in the event we cannot obtain a license or re-engineer our solutions on a timely basis, any of which could harm our business and operating results. In addition, if an owner of licensed software were to allege that we had not complied with the conditions of the corresponding license agreement, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages, be required to disclose our source code, or be enjoined from the distribution of our solutions.

Risks related to our common stock

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Market volatility may affect our common stock price and the value of your investment:

The market price of shares of our common stock could be subject to wide fluctuations as a result of many risks listed in this section, and others beyond our control, including:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of new products, commercial relationships or acquisitions;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the healthcare industry;

•	any major change in our board of directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and the market for healthcare information technology companies in particular, has at times experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

There are 23,734,915 shares of our common stock outstanding, based on the number of shares outstanding as of June 30, 2014. The 5,750,000 shares, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, sold in our initial public offering are freely tradable (except for shares purchased by affiliates) and the remaining shares outstanding will be available for sale by our shareholders in the public market upon the expiration of lock-up agreements in December 2014 , if applicable, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933, as amended, which we refer to as the Securities Act. Any or all of these shares may be released prior to expiration of the lock-up period at the discretion of the lead underwriter for the initial public offering.

An aggregate of 2,452,907 shares of our common stock are reserved for future issuance under our stock option plans, and 448,000 shares of our common stock are reserved for future issuance under our ESPP.

These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 64.6% of our common stock outstanding, based on the number of shares outstanding as of June 30, 2014. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company.” We will remain an emerging growth company until the earliest of: the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, the date on which we issue more than $1 billion in non-convertible debt securities in a three-year period, or the last day of the fiscal year following the fifth anniversary of this offering.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are in the process of evaluating whether to take advantage of exemptions from various other requirements that are available to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from the requirements of auditor attestation reports on the effectiveness of our internal control over financial reporting. We cannot predict whether investors will find our common stock less attractive to the extent we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy. Corporate governance and public disclosure regulations may result in additional expenses and continuing uncertainty.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the New York Stock Exchange, which will impose significant compliance obligations upon us, particularly after we are no longer an emerging growth company. These obligations will require a commitment of additional resources and divert our senior management’s time and attention from our day-to-day operations. We may not be successful in complying with these obligations, and compliance with these obligations will be time-consuming and expensive.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our charter documents and Delaware law could discourage, delay or prevent a change of control of our company or change in our management that stockholders consider favorable and cause our stock price to decline.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could discourage, delay or prevent a change of control of our company or change in our management that the stockholders of our company consider favorable. These provisions:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of stockholders;

•	establish advance notice procedures for nominating candidates to our board of directors or proposing matters that can be acted upon by stockholders at stockholder meetings;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholders from cumulating their votes for the election of directors;

•	permit newly-created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors to be filled only by majority vote of our remaining directors, even if less than a quorum is then in office;

•	provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that our directors may be removed only for “cause” and only with the approval of the holders of at least 75% of our outstanding stock; and

•	require super-majority voting to amend certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

Section 203 of the Delaware General Corporation Law, which will apply to us, may also discourage, delay or prevent a change of control of our company.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We may need additional financing to execute on our current or future business strategies, including to:

•	hire additional personnel;

•	develop new or enhance existing products and services;

•	expand our operating infrastructure;

•	acquire businesses or technologies; or

•	otherwise respond to competitive pressures.

If we incur additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

(1)	In June 2014, upon the closing of our initial public offering, all 20,956,426 shares of our then-outstanding preferred stock were automatically converted into 13,970,934 shares of common stock.

(2)	In May 2014, we issued an aggregate of 108,853 shares of common stock upon the net exercise of warrants which were exercisable for 120,000 shares of common stock with an exercise price of $1.10 per share. An aggregate of 11,147 shares of common stock issuable upon exercise of the warrants were forfeited by the holders of such warrants as part of the net exercise.

(3)	From April 1, 2014 through June 25, 2014 (the date of the filing of our registration statement on Form S-8), we granted stock options to purchase 123,650 shares of our common stock at a weighted-average exercise price of $11.79 per share under our 2002 Stock Option and Incentive Plan.

(4)	From April 1, 2014 through June 25, 2014 (the date of the filing of our registration statement on Form S-8), we issued and sold an aggregate of 60,195 shares of our common stock to employees and former employees at a weighted-average exercise price of $1.56 per share pursuant to exercises of options granted under our 2002 Stock Option and Incentive Plan.

We deemed the offer, sale and issuance of the securities described in paragraphs (1) and (2) above to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, regarding transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants and exercises of stock options described in paragraphs (3) and (4) above as exempt pursuant to Section 4(a)(2) of the Securities Act or to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

All certificates representing the securities issued in the transactions described in this Item 2 included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

(b) Use of Proceeds

On June 30, 2014, we closed our IPO of 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $15.00 per share, for aggregate gross proceeds to us of $86.3 million. All of the shares issued and sold in the IPO were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No.333-194921), which was declared effective by the SEC on June 24, 2014. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The managing underwriters for the offering were J.P. Morgan and Piper Jaffray.

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.0 million and offering expenses totaling approximately $3.3 million, were approximately $76.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of June 30, 2014, we had not used any of those proceeds. We currently intend to use the proceeds for general corporate purposes as described in the prospectus for the offering. The remaining net offering proceeds have been invested into money market accounts that invest in short-term, high-quality, fixed-income securities issued by the U.S. government.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). At June 30, 2014, $1.6 million of expenses incurred in connection with the offering have not been paid.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIVATA, INC.

DATED: August 8, 2014	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014)

3.2	Amended and Restated Bylaws of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014)

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.