Form 10-Q
period 2014-09-30
Imprivata Inc
filed 2014-11-07
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

As of November 3, 2014 there were 23,765,728 shares of the registrant’s common stock outstanding.

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

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$78,037	$13,284
Accounts receivable, net of allowances	19,284	19,754
Prepaid expenses and other current assets	3,782	2,541

Total current assets	101,103	35,579
Property and equipment, net	8,142	6,682
Goodwill	1,560	1,560
Intangible assets, net	1,615	2,000
Other assets	103	649

Total assets	$112,523	$46,470

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,981	$3,586
Accrued expenses and other current liabilities	8,123	9,149
Current portion of capital lease obligations and long-term debt	666	313
Current portion of other long-term liabilities	288	249
Current portion of deferred revenue	28,249	25,084

Total current liabilities	40,307	38,381
Deferred revenue, net of current portion	4,302	3,490
Capital lease obligations, long-term debt and royalty obligations, net of current portion	759	410
Other long-term liabilities, net of current portion	1,153	1,181
Contingent purchase price liability	560	1,008

Total liabilities	47,081	44,470
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.001 par value, 0 and 20,956,426 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	91,607
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at September 30, 2014	—
Common stock, $0.001 par value, 250,000,000 shares and 32,867,000 authorized at September 30, 2014 and December 31, 2013, respectively; 23,719,096 and 3,588,234 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	24	4
Additional paid-in capital	171,366	—
Accumulated other comprehensive loss	(60)	(145)
Accumulated deficit	(105,888)	(89,466)

Total stockholders’ equity (deficit)	65,442	(89,607)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$112,523	$46,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Product	$14,133	$10,017	$35,632	$26,923
Maintenance and services	11,145	7,890	32,320	22,554

Total revenue	25,278	17,907	67,952	49,477
Cost of revenue
Product	4,287	1,753	8,922	4,923
Maintenance and services	4,353	2,779	12,946	7,525

Total cost of revenue	8,640	4,532	21,868	12,448

Gross profit	16,638	13,375	46,084	37,029
Operating expenses
Research and development	6,425	4,923	19,252	13,376
Sales and marketing	11,129	7,368	32,764	20,827
General and administrative	3,162	1,767	8,486	5,136

Total operating expenses	20,716	14,058	60,502	39,339

Loss from operations	(4,078)	(683)	(14,418)	(2,310)
Other income (expense)
Interest and other income (expense), net	(344)	66	(536)	120

Loss before income taxes	(4,422)	(617)	(14,954)	(2,190)
Income taxes	32	33	119	74

Net loss	(4,454)	(650)	(15,073)	(2,264)
Accretion of redeemable convertible preferred stock	—	(1,238)	(2,442)	(3,714)

Net loss attributable to common stockholders	$(4,454)	$(1,888)	$(17,515)	$(5,978)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.19)	$(0.54)	$(1.64)	$(1.82)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	23,706	3,490	10,654	3,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(4,454)	$(650)	$(15,073)	$(2,264)
Other comprehensive income (loss):
Foreign currency translation adjustments	(61)	76	85	(124)

Comprehensive loss	$(4,515)	$(574)	$(14,988)	$(2,388)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$(15,073)	$(2,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,241	1,747
Provision for doubtful accounts	90	57
Stock-based compensation	1,126	409
Loss on disposal of fixed assets	66	16
Change in value of contingent purchase price liability	(448)	(784)
Changes in operating assets and liabilities
Accounts receivable	380	(322)
Prepaid expenses and other current assets	(856)	(1,092)
Other assets	—	18
Deferred revenue	3,977	2,781
Accounts payable	(723)	(1,795)
Accrued expenses and other current liabilities	(201)	(520)
Other liabilities	12	(192)

Net cash used in operating activities	(9,409)	(1,941)

Cash flows from investing activities:
Purchases of property and equipment	(2,723)	(1,781)
Restricted cash	—	97

Net cash used in investing activities	(2,723)	(1,684)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	80,213	—
Deferred offering costs	(3,287)	—
Repayments for capital lease obligations, long-term debt and other	(497)	(238)
Proceeds from exercise of stock options	448	812

Net cash provided by financing activities	76,877	574

Effect of exchange rates on cash and cash equivalents	8	(129)

Net increase (decrease) in cash and cash equivalents	64,753	(3,180)
Cash and cash equivalents, beginning of period	13,284	15,410

Cash and cash equivalents, end of period	$78,037	$12,230

Supplemental disclosures of non-cash investing and financing activities
Equipment purchases under capital leases	$714	$112

Accrued property and equipment purchases	$223	$109

Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$118	$—

Conversion of preferred stock to common stock	$94,049	$—

Accretion of preferred stock	$2,442	$3,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock, Par Value, $0.001		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance— January 1, 2014	3,588	$4	$—	$(145)	$(89,466)	$(89,607)
Accretion of redeemable convertible preferred stock to redemption value			(1,093)		(1,349)	(2,442)
Exercise of common stock options	301	—	516			516
Exercise of warrants, net	109	—	—			—
Stock-based compensation expense			1,126			1,126
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,425	5,750	6	76,782			76,788
Conversion of redeemable convertible preferred stock into common stock	13,971	14	94,035			94,049
Net loss					(15,073)	(15,073)
Other comprehensive income				85		85

Balance—September 30, 2014	23,719	$24	$171,366	$(60)	$(105,888)	$65,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1. Organization and business

(a) Description of business

Imprivata, Inc. (the “Company”) provides authentication and access management technology solutions primarily for the healthcare industry. The Company’s flagship product, Imprivata OneSign, is an integrated enterprise single sign-on, authentication management and workflow automation platform that addresses multiple security and productivity challenges faced by hospitals and other healthcare organizations. By enabling fast, secure access to healthcare information technology systems, the Company believes that its solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with privacy and security regulations.

The Company was incorporated in the State of Delaware in May 2001.

(b) Initial public offering

On June 30, 2014, the Company completed an initial public offering (“IPO”), in which it sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 13,970,934 shares of common stock at the closing of the IPO. The Company’s shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “IMPR”. The Company received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.4 million. Offering expenses at December 31, 2013 of $0.5 million were recorded as other noncurrent assets. These offering expenses, and additional expenses incurred from January 2014 through the closing of the IPO of approximately $2.9 million, have been recorded as a reduction of the proceeds received.

(c) Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2013. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim information have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

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

(b) Assets and liabilities measured at fair value on a recurring basis

The Company’s cash equivalents consist of money market funds recorded at cost, which approximates fair value measured based on quoted prices for assets traded in active markets. The contingent consideration liability is recorded at fair value determined using a probability weighted discounted cash flow model primarily based upon future revenue projections in active markets.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)	September 30, 2014 fair value measurements
	Level 1	Level 2	Level 3	Total carrying value
Assets
Cash equivalents:
Money market funds	$33,182	$—	$—	$33,182
Liabilities
Contingent consideration	$—	$—	$560	$560

(in thousands)	December 31, 2013 fair value measurements
	Level 1	Level 2	Level 3	Total carrying value
Assets
Cash equivalents:
Money market funds	$8,478	$—	$—	$8,478
Liabilities
Contingent consideration	$—	$—	$1,008	$1,008

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis as of September 30, 2014 and December 31, 2013.

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

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

	Nine months ended September 30,	Twelve months ended December 31,
(in thousands)	2014	2013
Beginning balance	$1,008	$1,885
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	(448)	(877)

Ending balance	$560	$1,008

The following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	September 30,	December 31,
	2014	2013
Discount Rate	17%	17% -23% (1)

(1)	The weighted-average discount rate for the year ended December 31, 2013 was 20%.

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

	September 30,	December 31,
(in thousands)	2014	2013
Accrued payroll and related	$4,556	$5,442
Accrued taxes	869	783
Other accrued expenses	2,698	2,924

Total	$8,123	$9,149

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

The following table presents the details of the Company’s allowance for warranty obligations:

	Nine months ended September 30,	Twelve months ended December 31,
(in thousands)	2014	2013
Beginning balance	$93	$93
Provision for estimated claims	5	21
Adjustment to estimate	(51)	—
Settlement of claims	(7)	(21)

Ending balance	$40	$93

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

As of September 30, 2014, there was no balance outstanding under the revolving credit facility.

(b) Term loans

During the nine months ended September 30, 2014, the Company entered into a $387,000 thirty month term loan for prepaid software licenses and associated maintenance with a 6.5% interest rate.

(c) Capital leases

During the nine months ended September 30, 2014, the Company entered into four capital leases for information technology and office equipment totaling approximately $714,000. The capital lease arrangements have three year terms and bear interest at interest rates between 1.5% and 5.5%.

7. Commitments and contingencies

(a) Litigation

The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations or financial statements.

(b) Indemnifications

As permitted under Delaware law, the Company’s Certificate of Incorporation and By Laws provide that the Company indemnify its stockholders, officers, directors, and partners, and each person controlling the stock held for certain events or occurrences that happen by reason of the relationship with or position held at the Company. The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks, and indemnify against product liability matters.

As of September 30, 2014 and December 31, 2013, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

8. Redeemable convertible preferred stock and stockholders’ deficit

(a) Authorized and reserved capital

At September 30, 2014, the Company is authorized to issue up to 270,000,000 shares of stock, consisting of 250,000,000 shares of common stock and 20,000,000 shares of Undesignated Preferred Stock. Of the 250,000,000 authorized shares of common stock, 3,630,551 shares are reserved for issuance upon the exercise of stock options.

(b) Redeemable convertible preferred stock

On June 30, 2014, upon the closing of the initial public offering of the Company’s common stock, all outstanding shares of redeemable convertible preferred stock were automatically converted into 13,970,934 shares of common stock.

The changes in redeemable convertible preferred stock were as follows:

	Series A		Series B		Series C		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	11,200	$43,806	5,438	$20,300	4,318	$22,549	20,956	$86,655
Accretion of redeemable convertible preferred stock to redemption value		2,250		1,200		1,502		4,952

Balance at December 31, 2013	11,200	46,056	5,438	21,500	4,318	24,051	20,956	91,607
Accretion of redeemable convertible preferred stock to redemption value		1,109		592		741		2,442
Conversion of preferred stock into common stock	(11,200)	(47,165)	(5,438)	(22,092)	(4,318)	(24,792)	(20,956)	(94,049)

Balance at September 30, 2014	—	$—	—	$—	—	$—	—	$—

(c) Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income before taxes, as the tax effect is not material to the consolidated financial statements:

(in thousands)	Foreign Currency Translation Adjustments	Affected line item in the statement where net income is presented
Balance at December 31, 2012	$(42)
Other comprehensive loss	(108)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branches	5	Other income (expense)

Net current-period other comprehensive loss	(103)

Balance at December 31, 2013	(145)
Other comprehensive loss	(60)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	145	Other income (expense)

Net current-period other comprehensive income	85

Balance at September 30, 2014	$(60)

(d) Warrants

In May 2014, the Company issued an aggregate of 108,853 shares of common stock upon the net exercise of warrants which were exercisable for 120,000 shares of common stock with the exercise price of $1.10 per share. An aggregate of 11,147 shares of common stock issuable upon exercise of the warrants were forfeited by the holders of such warrants as part of the net exercise.

9. Employee benefit plans

(a) Defined contribution plans

United States

The Company has a 401(k) plan whereby participating employees may defer a portion of their pretax earnings, not to exceed 50% of their total earnings. Employees must reach the age of 21 to be eligible to participate in the 401(k) plan. The Company may, at its discretion, make profit sharing or matching contributions. The Company made a $273,000 matching contribution to the 401(k) plan for the year-ended December 31, 2013 to the eligible employee’s accounts during the first quarter of 2014. Effective January 1, 2014, the Company increased the matching contribution to 50% of the contributions each employee makes to the plan, up to 6% of such employee’s compensation, per payroll period. The Company contributed $201,000 and $626,000 to the eligible employee’s accounts during the three and nine months ended September 30, 2014 payroll periods. Employer contributions vest over a four-year period commensurate with the employee’s hire date and years of service.

International

The Company has elected to make matching contributions of 3% to each eligible employee’s defined contribution pension plan in certain countries in which it operates. The Company contributed $42,000 and $47,000 to the eligible employee’s accounts during the three and nine months ended September 30, 2014, respectively.

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

At September 30, 2014, there were 2,444,298 shares available for future grant under the 2014 Plan.

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

At September 30, 2014, there were 448,000 shares available for future grant under the ESPP.

(c) Early exercise of stock options

At September 30, 2014 and December 31, 2013, a total of 45,828 and 62,706 shares of unvested stock options exercised were subject to repurchase at an aggregate price of approximately $207,000 and $275,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

(d) Valuation of employee stock options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan.

Weighted average assumptions used to estimate the fair value of options granted were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rate (1)	1.92%	1.71%	1.92%	1.18%
Expected life (years) (2)	6.09	6.02	6.04	6.03
Expected dividend yield (3)	—%	—%	—%	—%
Expected volatility of underlying stock (4)	54%	55%	55%	48%

Weighted average assumptions used to estimate the fair value of the rights to acquire stock under the ESPP plan during the initial offering period were as follows:

Nine months ended
September 30,
2014
Risk-free interest rate (1)	0.08%
Expected life (years) (2)	0.68
Expected dividend yield (3)	—%
Expected volatility of underlying stock (4)	40%

(1)	Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities with maturities similar to the expected term of the award being valued is used as the risk-free interest rate.
(2)	Expected term—the expected term for stock options granted based on a review of the period that the Company’s stock option awards are expected to be outstanding and is calculated using the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term for the rights to acquire stock granted under the Company’s ESPP plan is the initial offering period (June 25, 2014 through February 28, 2015).
(3)	Expected dividend yield—the expected dividend yield was not considered in the option pricing formula since the Company has not declared dividends and does not expect to pay dividends in the foreseeable future.
(4)	Expected volatility—the Company is responsible for estimating volatility. The Company has been a private company and does not have relevant historical data to develop its volatility assumptions and, therefore, analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the periods presented.

(e) Summary of share-based compensation expense

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Cost of maintenance and professional services	$43	$10	$94	$28
Research and development	147	54	353	150
Sales and marketing	150	32	358	92
General and administrative	121	56	321	139

Total	$461	$152	$1,126	$409

11. Income taxes

Income tax expense relates principally to operating results of foreign entities in Europe, where the Company earns taxable income. The Company has significant net operating losses in the United States and, as a result, does not pay significant income taxes.

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

As of September 30, 2014 and December 31, 2013, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

12. Computation of net loss per share

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the accretion on the redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include redeemable convertible preferred stock, warrant for common stock, common stock subject to repurchase and outstanding common stock options, from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation as they do not have an obligation to share in or fund in the Company’s net losses.

The components of net loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator
Net loss	$(4,454)	$(650)	$(15,073)	$(2,264)
Accretion of redeemable convertible preferred stock	—	(1,238)	(2,442)	(3,714)

Net loss attributable to common stockholders	$(4,454)	$(1,888)	$(17,515)	$(5,978)

Denominator
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	23,706	3,490	10,654	3,288

Net loss per share, basic and diluted	$(0.19)	$(0.54)	$(1.64)	$(1.82)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three and nine months
	ended September 30,
(in thousands)	2014	2013
Options to purchase common stock	3,631	3,297
Common stock subject to repurchase	46	68
Warrants	—	120
Convertible preferred stock	—	13,971

Total	3,677	17,456

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

One customer accounted for 10% or more of revenues during the three months ended September 30, 2014. No customers or resellers accounted for 10% or more of revenues during the nine months ended September 30, 2014. One reseller accounted for 10% or more of revenues during the three and nine months ended September 30, 2013.

No customers or resellers accounted for 10% or more of accounts receivable at September 30, 2014 or December 31, 2013.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the nine months ended September 30, 2014 and the year ended December 31, 2013.

14. Related party transactions

As a result of the acquisition of Validus, the Company has recorded a contingent liability for the earn-out associated with the acquisition, which if revenues associated with the intellectual property exceed $1.7 million, an amount will be due to the former Validus CEO, who is an employee of the Company, but who is not a director, executive officer or five percent holder of the Company’s equity securities. As of September 30, 2014 and December 31, 2013, the Company has recorded a contingent liability of $560,000 and $1.0 million, respectively. There have been no payments made from the inception of the liability through September 30, 2014.

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

Overview

We are a leading provider of authentication and access management technology solutions for the healthcare industry. Our flagship solution, Imprivata OneSign, is an integrated enterprise single sign-on, authentication and access management and workflow automation platform that addresses multiple security and productivity challenges faced by hospitals and other healthcare organizations. By enabling fast, secure access to healthcare information technology systems, we believe our solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with complex privacy and security regulations. Imprivata OneSign can be installed on workstations and other application access point throughout a healthcare organization and once deployed becomes a critical part of the customer’s security and access infrastructure. As a result, we believe that Imprivata OneSign is one of the most widely-used technology solutions by our customers’ physicians, nurses and other clinicians.

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

We are focused on growing our business to pursue the significant market opportunity we see for our products and services, and we plan to continue to invest in building for growth. As a result, we expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for the expansion of our sales and marketing operations as we hire additional sales personnel, increase our marketing efforts and expand into new geographical markets. We also expect to increase our general and administrative expenses as a result of becoming a public company.

Initial public offering

On June 30, 2014, we completed our initial public offering (“IPO”), in which we sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. All outstanding shares of redeemable convertible preferred stock converted to 13,970,934 shares of common stock at the closing of the IPO. Our shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “IMPR”. We received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.4 million. Offering expenses at December 31, 2013 of $0.5 million were recorded as other noncurrent assets. These offering expenses, and additional expenses incurred from January 2014 through the closing of the IPO of approximately $2.9 million, have been recorded as a reduction of the proceeds received.

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

As of September 30, 2014 and December 31, 2013, we had backlog of $35.4 million and $30.9 million, respectively. Of the $35.4 million in backlog as of September 30, 2014, approximately $12.9 million, which includes $8.0 million of maintenance, is expected to be recognized as revenue during the remainder of 2014. Additionally, $16.0 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2014.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

•	Adjusted EBITDA does not include depreciation expense from fixed assets or amortization expense from acquired intangible assets;

•	Adjusted EBITDA does not reflect other (expense) income which include interest income we earn on cash and cash equivalents; interest expense, or the cash requirements necessary to service interest or principal payments, on our debt and capital leases; and the gains or losses on foreign currency transactions;

•	Adjusted EBITDA does not include the impact of stock-based compensation;

•	Adjusted EBITDA does not include the change in value of our continent liability related to the acquisition of assets from Validus Medical Systems, as described in the Notes to consolidated financial statements; and

•	Others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our financial results presented in accordance with GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
GAAP net loss	$(4,454)	$(650)	$(15,073)	$(2,264)
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	32	33	119	74
Depreciation and amortization	783	584	2,241	1,747
Other expense (income), net	344	(66)	536	(120)
Stock-based compensation	461	152	1,126	409
Change in fair value of contingent liability	16	(815)	(448)	(784)

Adjusted EBITDA	$(2,818)	$(762)	$(11,499)	$(938)

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 are consistent with those described in our prospectus filed with the SEC on June 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Revenue
Product	$14,133	$10,017	$35,632	$26,923
Maintenance and services	11,145	7,890	32,320	22,554

Total revenue	25,278	17,907	67,952	49,477
Cost of revenue
Product	4,287	1,753	8,922	4,923
Maintenance and services	4,353	2,779	12,946	7,525

Total cost of revenue	8,640	4,532	21,868	12,448

Gross profit	16,638	13,375	46,084	37,029
Operating expenses
Research and development	6,425	4,923	19,252	13,376
Sales and marketing	11,129	7,368	32,764	20,827
General and administrative	3,162	1,767	8,486	5,136

Total operating expenses	20,716	14,058	60,502	39,339

Loss from operations	(4,078)	(683)	(14,418)	(2,310)
Other income (expense)
Interest and other income (expense), net	(344)	66	(536)	120

Loss before income taxes	(4,422)	(617)	(14,954)	(2,190)
Income taxes	32	33	119	74

Net loss	$(4,454)	$(650)	$(15,073)	$(2,264)

Comparison of the three months ended September 30, 2014 and 2013

Revenue

	Three months ended September 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue
Product	$14,133	55.9%	$10,017	55.9%	$4,116	41.1%
Maintenance and services	11,145	44.1%	7,890	44.1%	3,255	41.3%

Total revenue	$25,278	100.0%	$17,907	100.0%	$7,371	41.2%

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

Product revenue increased by $4.1 million, or 41%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was driven primarily by an increase of $4.3 million in sales of additional products into our existing customer base, $4.2 million of which were related to healthcare customers. Sales to new customers decreased by approximately $90,000 over the same period. Sales to new healthcare customers decreased by $337,000 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, which was offset by a $247,000 increase in sales to new non-healthcare customers. We believe the composition of new customers will vary on a quarterly basis and is not indicative of any trend.

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

Maintenance and service revenue increased by $3.3 million, or 41%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was driven by increased maintenance revenue of $ 2.2 million resulting from our larger installed base of users. In addition, professional services increased by $1.1 million over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

	Three months ended September 30,		Change
(dollars in thousands)	2014	2013	Amount	%
Cost of revenue
Product	$4,287	$1,753	$2,534	144.6%
Maintenance and services	4,353	2,779	1,574	56.6%

Total cost of revenue	$8,640	$4,532	$4,108	90.6%

Gross margin
Product	69.7%	82.5%
Maintenance and services	60.9%	64.8%
Total gross margin	65.8%	74.7%

Cost of product revenue.

Cost of product consists primarily of costs of physical appliances and proximity card and fingerprint readers. Additional product costs include third party software license costs, duties and freight and amortization expense related to intangible assets acquired.

Cost of product revenue increased by $2.5 million or 145%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily attributable to a substantial increase in product sales related to proximity card and fingerprint devices, as a portion of our customers have begun deploying the hardware infrastructure in advance of licenses. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales and device sales were higher as a percentage of total product revenue during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, which resulted in the decrease in product gross margin. Device revenues as a percentage of total product revenues can fluctuate; as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue.

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Cost of maintenance and service revenue increased by $1.6 million, or 57%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase of $1.2 million in payroll-related expenses as a result of an increase of 30 employees to 90 employees. The increase in employees hired also caused an increase in facilities and information technology costs of $265,000 and travel-related costs of $128,000. These increases were partially offset by a reduction of $33,000 for consulting services. The decrease in gross margin for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 related to maintenance and services was due to our investments in support and service personnel to support our anticipated future growth.

Operating expenses

The following table sets forth our operating expenses.

	Three months ended September 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses
Research and development	$6,425	25.5%	$4,923	27.5%	$1,502	30.5%
Sales and marketing	11,129	44.0%	7,368	41.1%	3,761	51.0%
General and administrative	3,162	12.5%	1,767	9.9%	1,395	78.9%

Total operating expenses	$20,716	82.0%	$14,058	78.5%	$6,658	47.4%

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

Research and development expenses increased by $1.5 million, or 31%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was attributable to an increase in payroll-related costs of $1.0 million as a result of an increase of 15 employees to 92 employees, and to an increase in costs for outside contractors of $240,000 as a result of increased use of third-party developers. The increase in employees hired also caused an increase of $419,000 in facilities and information technology-related expenses. All of these increases are the result of our continued investment in the development of our existing and new solutions and are expected to continue in the future.

Sales and marketing.

Sales and marketing expenses consist of costs for our sales, marketing and business development personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions, costs of marketing and promotional events, corporate communications, online marketing, product marketing and management and other brand-building activities, travel expense and allocated overhead. Sales commissions are generally earned and recorded as expense when the customer order has been received, which may precede recognition of the associated revenue. We expect sales and marketing expenses to increase in absolute dollars as we expand our business both domestically and internationally, although they may fluctuate as a percentage of revenue.

Sales and marketing expenses increased by $3.8 million, or 51%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was attributable to increases in sales-related costs of $2.0 million and marketing and business development-related costs of $1.8 million as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs were due to an increase in payroll-related expenses of $1.5 million as a result of an increase of 21 sales employees to 92 sales employees. Commission expense, which is included in the payroll related costs, were higher as a result of increased customer orders during the three months ended September 30, 2014, as compared to the same period in 2013. The increase in employees hired also caused increases in facilities and information technology-related expenses of $195,000 and travel expense of $148,000. The marketing and business development increases were due primarily to an increase of $1.1 million in payroll-related expenses as a result of an increase of 17 employees to 42 employees and $87,000 related to third-party recruiting fees. Additionally, spending related to demand generation, marketing events and branding increased by $137,000 along with an increase of $148,000 for travel expense and $164,000 related to facilities and information technology-related expenses.

General and administrative.

General and administrative expenses consist primarily of costs for administrative, finance, IT, legal and human resource personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses also include the re-valuing of our contingent liability associated with any earnout we may be required to pay in connection with the Validus acquisition. We measure the liability at each balance sheet date based on revenue earned to date from the acquired Validus product (now our Imprivata Cortext solution) and our projections of revenues from sales of Imprivata Cortext. We expect our general and administrative expenses to continue to increase in absolute dollars, as a result of becoming a public company, although they may fluctuate as a percentage of revenue. We expect additional general and administrative expenses to include increased personnel costs, insurance costs, costs required to comply with the regulatory requirements of the Securities and Exchange Commission, as well as costs associated with enhancing our internal controls and accounting systems.

General and administrative expenses increased by $1.4 million, or 79%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily driven by $698,000 in headcount and related expenses as a result of an increase of 10 employees to 37 employees and the increase during the three months ended September 30, 2014 in our contingent consideration liability expense of $16,000, as a result of revised estimates related to our Validus acquisition, as compared to a reduction of our contingent liability expense of $815,000 during the same period of 2013.

Other income (expense).

Other income (expense) primarily consists of foreign exchange gains (losses), interest income and interest expense. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our capital leases and term loans. During the three months ended September 30, 2014 we incurred $279,000 of foreign currency losses primarily due to the U.S. dollar strengthening against the Euro and British Pound Sterling. This shift in the exchange rates caused our monetary assets, specifically cash and accounts receivable, denominated in these currencies to decline in value. During the three months ended September 30, 2014, we also incurred a $54,000 loss on a fixed asset disposal.

Comparison of the nine months ended September 30, 2014 and 2013

Revenue

	Nine months ended September 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue
Product	$35,632	52.4%	$26,923	54.4%	$8,709	32.3%
Maintenance and services	32,320	47.6%	22,554	45.6%	9,766	43.3%

Total revenue	$67,952	100.0%	$49,477	100.0%	$18,475	37.3%

Product revenue.

Product revenue increased by $8.7 million, or 32%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was driven primarily by an increase of $7.8 million in sales of additional products into our existing customer base, $7.0 million of which were related to healthcare customers. Sales to new customers increased by $970,000. Sales to new healthcare customers increased by $1.4 million from the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, which was offset by a $450,000 decrease in new sales to non-healthcare customers due to our focus on the healthcare industry.

Maintenance and services revenue.

Maintenance and services revenue increased by $9.8 million, or 43%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. The increase was driven by increased maintenance revenue of $6.2 million resulting from our larger installed base of users. In addition, professional services increased by $3.6 million due to increased sales of our products, which resulted in new professional services related to implementations and training.

Cost of revenue

	Nine months ended September 30,		Change
(dollars in thousands)	2014	2013	Amount	%
Cost of revenue
Product	$8,922	4,923	$3,999	81.2%
Maintenance and services	12,946	7,525	5,421	72.0%

Total cost of revenue	$21,868	$12,448	$9,420	75.7%

Gross margin
Product	75.0%	81.7%
Maintenance and services	59.9%	66.6%
Total gross margin	67.8%	74.8%

Cost of product revenue.

Cost of product revenue increased by $4.0 million, or 81.2%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. The increase was primarily attributable to the increase in product sales related to proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales and increased as a percentage of total product revenue during the nine months ended September 30, 2014 to the nine months ended September 30, 2013 which resulted in the increase in product gross margin. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and services revenue.

Cost of maintenance and services revenue increased by $5.4 million, or 72%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. The increase was primarily attributable to $3.2 million in payroll-related costs as a result of increased investment in our support and service personnel. In addition, the increase in employees hired also caused an increase in rent and information technology costs of $904,000 and travel-related costs of $600,000. In addition we incurred an increase of $369,000 for consulting services. The decrease in gross margin from the nine months ended September 30, 2014 to the nine months ended September 30, 2013 related to maintenance and services was due to our investments in support and service personnel to support our anticipated future growth.

Operating expenses

The following table sets forth our operating expenses.

	Nine months ended September 30,
	2014		2013		Change
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Operating expenses
Research and development	$19,252	28.3%	$13,376	27.0%	$5,876	43.9%
Sales and marketing	32,764	48.2%	20,827	42.1%	11,937	57.3%
General and administrative	8,486	12.5%	5,136	10.4%	3,350	65.2%

Total operating expenses	$60,502	89.0%	$39,339	79.5%	$21,163	53.8%

Research and development.

Research and development expenses increased by $5.9 million, or 44%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. The increase was attributable to an increase in payroll-related costs of $3.7 million as a result of an increase of 15 employees to 92 employees, and to an increase in costs for outside contractors of $864,000 as a result of increased use of third-party developers. The increase in employees hired also caused increases of $767,000 in facilities related expenses and $593,000 in information technology-related expenses. All of these increases are the result of our continued investment in the development of our existing and new solutions and are expected to continue in the future.

Sales and marketing.

Sales and marketing expenses increased by $11.9 million, or 57%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. The increase was attributable to an increase in spending on sales-related costs of $6.3 million and marketing and business development-related costs of $5.6 million as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs was due to an increase in payroll-related expenses, including commissions, amounting to $4.9 million as a result of an increase of 21 sales employees to 92 employees and increased commissions for existing employees, and an increase of $194,000 related to company sales events. The increase in employees hired also caused an increase in information technology and facilities expenses of $886,000 and travel expense of $613,000. These increases were partially offset by a decrease in third-party recruiting fees of $344,000. The marketing increases were due primarily to an increase of $2.8 million in payroll related expenses and $1.3 million of increases in spending related to demand generation, marketing events and branding along with increases of $212,000 related to spending on consulting and outside services, $415,000 for third-party recruiting fees $463,000 related to information technology and facilities expenses and an increase of 406,000 related to travel expense.

General and administrative.

General and administrative expenses increased by $3.4 million, or 65%, from nine months ended September 30, 2014 to the nine months ended September 30, 2013. The increase was driven by $2.2 million in headcount and related expenses as a result of an increase of 10 employees to 37 employees. In addition, we incurred an increase in consulting and professional fees of $469,000, insurance expenses of $184,000 and facilities and information technology related expenses of $107,000. Our contingent consideration liability expense decreased $448,000 for the nine months ended September 30, 2014 as compared to a decrease of $784,000 during the same period of 2013. These decreases were a result of revised estimates related to our Validus acquisition.

Other income (expense).

Other income (expense) was $536,000 for nine months ended September 30, 2014 primarily due to the recognition of $145,000 of cumulative translation adjustments, as a result of the closure of our UK branch in order to consolidate our European operations under our new subsidiary, Imprivata UK Limited and $261,000 of foreign currency losses as a result of changes in foreign currency exchange rates. We also incurred $84,000 of interest expense related to our capital leases and term loans and $66,000 in losses on disposals of fixed assets. These increases were partially offset by $20,000 of interest income earned from our money market investments during the nine months ended September 30, 2014.

Liquidity and capital resources

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(9,409)	$(1,941)
Net cash used in investing activities	(2,723)	(1,684)
Net cash provided by financing activities	76,877	574
Effect of exchange rates on cash and cash equivalents	8	(129)

Net increase (decrease) in cash and cash equivalents	$64,753	$(3,180)

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities. On June 30, 2014, we completed our IPO, in which we sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. We received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.4 million. As of September 30, 2014, approximately $118,000 of expenses incurred in connection with the IPO have not been paid.

As of September 30, 2014, we had $78.0 million of cash and cash equivalents, of which $1.0 million is held in our foreign subsidiaries. We believe our cash and cash equivalents, $10.0 million revolving credit agreement and cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

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

Our cash used in operating activities during the nine months ended September 30, 2014 was primarily due to our net loss of $15.1 million adjusted for $3.1 million of non-cash expenses that included $2.2 million of depreciation and amortization, $1.1 million in stock-based compensation, $66,000 loss on disposal of fixed assets, and a decrease of $448,000 to the value of the contingent purchase price liability. Net increases in working capital amounted to $2.6 million attributable primarily to a $380,000 decrease in accounts receivable and an increase of $4.0 million of deferred revenue offset by a $924,000 decrease in accounts payable and accrued expenses and a $856,000 increase in prepaid expenses and other current assets.

Our cash used in operating activities during the nine months ended September 30, 2013 was primarily due to our net loss of $2.3 million adjusted for $1.4 million of non-cash expenses that included $1.7 million of depreciation and amortization, $409,000 in stock-based compensation, $16,000 loss on disposal of fixed assets, and a decrease of $784,000 to the value of the contingent purchase price liability. Net decreases in working capital amounted to $1.1 million attributable primarily to a $322,000 increase in accounts receivable, $2.3 million decrease in accounts payable and accrued expenses and a $1.1 million increase in prepaid expenses and other current assets, offset by an increase of $2.8 million of deferred revenue.

Investing activities

Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures as well as leasehold improvements to our company headquarters necessary to support the expansion our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2014 and 2013, cash used in investing activities consisted of purchases of $2.7 million and $1.8 million, respectively, of property and equipment. In general, our purchases of property and equipment are primarily for the expansion of our leased facilities, network infrastructure equipment to support our business, as well as equipment for supporting our increasing employee headcount.

Financing activities

Our primary financing activities have consisted of proceeds from our IPO, net of underwriting commissions and discounts and offering costs, as well as proceeds from the exercise of stock options and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the nine months ended September 30, 2014, cash provided by financing activities primarily consisted of $80.2 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities consisted of $448,000 in proceeds from the exercise of stock options, partially offset by $497,000 in payments in connection with our debt, capital leases and royalty obligations, as well as $3.3 million in offering costs associated with the filing of our prospectus.

Our cash provided by financing activities during the nine months ended September 30, 2013 was primarily due to $812,000 of proceeds related to the exercise of stock options, which was offset by cash used to pay down of $238,000 in debt and capital lease obligations.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our prospectus filed with the SEC on June 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located which exposes us to risk associated with sales made in foreign currencies. Our historical revenue has been denominated in U.S. dollars, the Euro and British Pound Sterling. The functional currency for our foreign operations is denominated in the local currency and as a result operating expenses related to our foreign locations are impacted by fluctuations in foreign currency exchange rates. Increases and decreases in our foreign denominated revenue due to fluctuations in foreign currency exchange rates are somewhat offset by the currency fluctuations in our operating expenses that are denominated in foreign currencies. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2014, our foreign currency exchange gain or loss would have fluctuated by $407,000.

Interest rate risk

At September 30, 2014, we had cash and cash equivalents of $78 million. We maintain substantially all of our cash equivalents in institutional money market mutual funds with two financial institutions. These funds provide daily liquidity and invest in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At September 30, 2014, we had a 3 year term loan with a fixed interest rate of 6.2%, and a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an aggregate balance of $333,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, we had an accumulated deficit of $105.9 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication and access management solutions. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions, and products for those solutions, and enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve clinical workflows related to the utilization of healthcare information technology systems and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

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

Our success depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new solutions and products to keep pace with technological developments both within our industry and in related industries. However, we may not be able to develop, introduce, acquire and integrate new solutions and products in response to our customers’ changing requirements in a timely manner or on a cost-effective basis, or that sufficiently differentiate us from competing solutions such that customers choose to purchase our solutions. For example, healthcare organizations may shift their existing information technology infrastructure from on-site services to cloud-based services, which may not be compatible with our solutions, requiring us to develop new products or to re-engineer our existing products. In addition, healthcare organizations may adopt mobile applications more quickly than we have anticipated, requiring us to accelerate the development of a mobile version of our authentication and access management solutions. If any of our competitors’ implements new technologies before we are able to implement them or better anticipates the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing customer systems and workflows. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the nine months ended September 30, 2014 and 2013, 11% and 8%, respectively, of our total revenues were derived from our largest sales partner.

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

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009, to $71.1 million for the year ended December 31, 2013. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 301 at December 31, 2013. For the nine months ended September 30, 2014, we had revenues of $68.0 million and our number of employees totaled 366. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each quarter is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous quarters. In each of the years ended December 31, 2011, 2012 and 2013 and the nine months ended September 30, 2014, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in new or renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

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

In addition, as we continue to expand our international operations, we have become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our international locations and accept payment from customers in the local currency. Since we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we have exposure to fluctuations in currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future.

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

There are 23,764,924 shares of our common stock outstanding, based on the number of shares outstanding as of September 30, 2014. The 5,750,000 shares, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, sold in our initial public offering are freely tradable (except for shares purchased by affiliates) and the remaining shares outstanding will be available for sale by our shareholders in the public market upon the expiration of lock-up agreements in December 2014, if applicable, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933, as amended, which we refer to as the Securities Act. Any or all of these shares may be released prior to expiration of the lock-up period at the discretion of the lead underwriter for the initial public offering.

An aggregate of 2,444,298 shares of our common stock are reserved for future issuance under our stock option plans, and 448,000 shares of our common stock are reserved for future issuance under our ESPP.

These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 64.6% of our common stock outstanding, based on the number of shares outstanding as of September 30, 2014. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

(1)	On June 30, 2014, upon the closing of our initial public offering, all 20,956,426 shares of our then-outstanding preferred stock were automatically converted into 13,970,934 shares of common stock.

(2)	In May 2014, we issued an aggregate of 108,853 shares of common stock upon the net exercise of warrants which were exercisable for 120,000 shares of common stock with an exercise price of $1.10 per share. An aggregate of 11,147 shares of common stock issuable upon exercise of the warrants were forfeited by the holders of such warrants as part of the net exercise.

(3)	From April 1, 2014 through June 25, 2014 (the date of the filing of our registration statement on Form S-8), we granted stock options to employees to purchase 123,650 shares of our common stock at a weighted-average exercise price of $11.79 per share under our 2002 Stock Option and Incentive Plan.

(4)	From April 1, 2014 through June 25, 2014 (the date of the filing of our registration statement on Form S-8), we issued and sold an aggregate of 60,195 shares of our common stock to employees and former employees at a weighted-average exercise price of $1.56 per share pursuant to exercises of options granted under our 2002 Stock Option and Incentive Plan.

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

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $6.0 million and offering expenses totaling approximately $3.4 million, were approximately $76.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of September 30, 2014, we had not used any of those proceeds. We currently intend to use the proceeds for general corporate purposes as described in the prospectus for the offering. The remaining net offering proceeds have been invested into money market accounts that invest in short-term, high-quality, fixed-income securities issued by the U.S. government.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). At September 30, 2014, $118,000 of expenses incurred in connection with the offering have not been paid.

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

IMPRIVATA, INC.

DATED: November 7, 2014	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014)

3.2	Amended and Restated Bylaws of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.