Form 10-Q
period 2015-03-31
Imprivata Inc
filed 2015-05-08
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No    ☐ .

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

As of May 1, 2015, there were 24,082,957 shares of the registrant’s common stock outstanding.

Special note regarding forward-looking statements and industry data

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Part II, Item 1A. Risk factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART 1

Item 1.	Financial Statements.

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$75,377	$78,524
Accounts receivable, net of allowances	19,073	25,335
Prepaid expenses and other current assets	4,693	3,516

Total current assets	99,143	107,375
Property and equipment, net	7,286	7,640
Goodwill	1,560	1,560
Intangible assets, net	1,407	1,499
Other assets	98	105

Total assets	$109,494	$118,179

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,929	$2,498
Accrued expenses and other current liabilities	6,632	10,565
Current portion of capital lease obligations and long-term debt	571	625
Current portion of other long-term liabilities	196	288
Current portion of deferred revenue	33,102	33,120
Current portion of contingent purchase price liability	236	152

Total current liabilities	43,666	47,248
Deferred revenue, net of current portion	4,004	4,021
Capital lease obligations, long-term debt and royalty obligations, net of current portion	490	619
Other long-term liabilities, net of current portion	1,634	1,535
Contingent purchase price liability, net of current portion	417	480

Total liabilities	50,211	53,903
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at March 31, 2015 and December 31, 2014; 23,979,778 and 23,742,467 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	173,654	171,903
Accumulated other comprehensive loss	(145)	(100)
Accumulated deficit	(114,250)	(107,551)

Total stockholders’ equity	59,283	64,276

Total liabilities and stockholders’ equity	$109,494	$118,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenue
Product	$12,913	$9,274
Maintenance and services	12,723	10,166

Total revenue	25,636	19,440

Cost of revenue
Product	3,423	2,160
Maintenance and services	4,927	4,193

Total cost of revenue	8,350	6,353

Gross profit	17,286	13,087
Operating expenses
Research and development	6,872	6,536
Sales and marketing	12,018	10,419
General and administrative	4,580	3,013

Total operating expenses	23,470	19,968

Loss from operations	(6,184)	(6,881)
Other income (expense)
Foreign currency exchange loss	(462)	(131)
Interest and other income (expense), net	(16)	(29)

Loss before income taxes	(6,662)	(7,041)
Income taxes	37	26

Net loss	(6,699)	(7,067)
Accretion of redeemable convertible preferred stock	—	(1,238)

Net loss attributable to common stockholders	$(6,699)	$(8,305)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.28)	$(2.29)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	23,868	3,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net loss	$(6,699)	$(7,067)
Other comprehensive loss:
Foreign currency translation adjustments	(45)	144

Comprehensive loss	$(6,744)	$(6,923)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Shares	Common stock par value $ 0.001	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
(in thousands)		Amount
Balance- January 1, 2015	23,742	$24	$171,903	$(100)	$(107,551)	$64,276
Exercise of common stock options	178	—	367		—	367
Stock-based compensation expense			701			701
Employee stock purchase plan	59	1	683			684
Common stock grants	1	(1)	—			(1)
Net loss					(6,699)	(6,699)
Other comprehensive income (loss)				(45)		(45)

Balance- March 31, 2015	23,980	$24	$173,654	$(145)	$(114,250)	$59,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(6,699)	$(7,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	780	695
Stock-based compensation	701	298
Loss on disposal of fixed assets	14	12
Change in value of contingent purchase price liability	21	45
Changes in operating assets and liabilities:
Accounts receivable	6,262	6,264
Prepaid expenses and other current assets	(857)	(330)
Deferred revenue	(35)	(410)
Accounts payable	412	(1,783)
Accrued expenses and other current liabilities	(4,145)	(3,367)
Other liabilities	5	(62)

Net cash used in operating activities	(3,541)	(5,705)

Cash flows from investing activities:
Purchases of property and equipment	(371)	(655)

Net cash used in investing activities	(371)	(655)

Cash flows from financing activities:
Deferred offering costs	—	(1,154)
Repayments for capital lease obligations, long-term debt and other	(180)	(220)
Proceeds from employee stock purchase plan	684	—
Proceeds from exercise of stock options	330	294

Net cash provided by (used in) financing activities	834	(1,080)

Effect of exchange rates on cash and cash equivalents	(69)	84

Net decrease in cash and cash equivalents	(3,147)	(7,356)
Cash and cash equivalents, beginning of period	78,524	13,284

Cash and cash equivalents, end of period	$75,377	$5,928

Supplemental disclosures of non-cash investing and financing activities:
Equipment purchases under capital leases	$—	$507

Property and equipment purchases included in accounts payable and accrued expenses	$99	$19

Accretion of preferred stock	$—	$1,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1. Organization and business

(a) Description of business

Imprivata, Inc. (the “Company”) is a leading provider of healthcare IT security solutions that provide authentication management, fast access to patient information, and secure communications technologies to the healthcare industry. The Company’s flagship product Imprivata OneSign, is an integrated enterprise single sign-on, authentication management and workflow automation platform that addresses multiple security and productivity challenges faced by hospitals and other healthcare organizations. By enabling fast, secure access to healthcare information technology systems, the Company believes that its solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with privacy and security regulations.

The Company was incorporated in the State of Delaware in May 2001.

On June 30, 2014, the Company completed its initial public offering (“IPO”) and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “IMPR.”

(b) Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is subject to a number of risks. Principal among these risks are dependence on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products, and recruitment of key personnel.

Management believes the Company has sufficient cash and availability under its letter of credit to sustain operations through at least the next 12 months.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Imprivata Securities Corporation and Imprivata International, Inc., and its wholly owned subsidiary Imprivata UK Limited. All intercompany balances and transactions have been eliminated in consolidation.

(c) Use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2014. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of interim information have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on March 11, 2015.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Imprivata Securities Corporation and Imprivata International, Inc., and its wholly owned subsidiary Imprivata UK Limited, as well as two branch offices. All intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2014, the Company completed the closure of its UK branch office. In the first quarter of 2015, the Company closed its Netherlands branch office.

(d) Foreign currency

The foreign subsidiaries and branches use the local currency as the functional currency. The Company translates the assets and liabilities of its foreign operations into U.S. dollars based on the rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars using average exchange rates for each period. The resulting adjustments from the translation process are included in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

Certain transactions of the Company are settled in foreign currency, and are thus translated to U.S. dollars at the rate of exchange in effect at the end of each month. Gains (losses) resulting from the translation are included in foreign exchange gains (losses) in the accompanying consolidated statements of operations.

(e) Subsequent event

On April 30, 2015, the Company announced the acquisition of HT Systems, the market leading provider of palm-vein based biometric patient identification systems, to enter into the emerging patient identification market. The acquisition of HT Systems and its PatientSecure biometric patient identification technology supports Imprivata’s long-term vision to be the leading provider of healthcare IT security solutions that increase provider productivity, enable patient engagement, and improve patient safety. Under the terms of the transaction, the Company paid approximately $19.1 million in cash at closing, of which $2 million was deposited into an escrow fund to secure certain obligations of the selling members of HT Systems to indemnify us and to pay us the amount of any shortfall in HT System’s working capital as of the closing date. Additionally, The Company will pay up to $1.9 million in retention-based payments two years from closing plus up to $5.0 million based on achieving certain sales targets over the two-year period following the transaction. The Company is required to allocate the purchase price to the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values is recorded as goodwill. The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed.

2. Summary of significant accounting policies

The Company has not made any significant changes in the application of its significant accounting policies as described in Note 2 of its audited consolidated financial statements for the year ended December 31, 2014 included in its 2014 Annual Report on Form 10-K filed with the SEC on March 11, 2015. See Note 2 in the 2014 Annual Report on Form 10-K for information about these critical accounting policies as well as a description of the “Summary of significant accounting policies.”

Recent accounting guidance

Accounting standards or updates not yet effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. On April 1, 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date of periods beginning after December 15, 2016. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; unless the early adoption provision is elected. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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

(b) Assets and liabilities measured at fair value on a recurring basis

The Company’s cash equivalents primarily consist of money market funds recorded at cost, which approximates fair value measured based on quoted prices for assets traded in active markets. The contingent consideration liability is recorded at fair value determined using a probability weighted discounted cash flow model primarily based upon future revenue projections.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurements at March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total carrying value
Assets
Cash equivalents:
Money market funds	$30,187			$30,187
Certificates of deposit		97		97
Liabilities
Contingent consideration			653	653

	Fair value measurements at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total carrying value
Assets
Cash equivalents:
Money market funds	$33,184			$33,184
Certificates of deposit		97		97
Liabilities
Contingent consideration			632	632

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis as of March 31, 2015 and December 31, 2014.

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

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

(in thousands)	March 31, 2015	December 31, 2014
Beginning balance	$632	$1,008
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	21	(376)

Ending balance	$653	$632

This following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	March 31, 2015	December 31, 2014
Discount Rate	17%	17%

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

4. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

(in thousands)	March 31, 2015	December 31, 2014
Accrued payroll and related	$2,883	$7,839
Accrued taxes (1)	906	1,144
Other accrued expenses	2,843	1,582

	$6,632	$10,565

(1)	Accrued taxes consist of accruals for foreign and state taxes, sales and use taxes, value added taxes due in foreign jurisdictions and franchise taxes.

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

The following table presents the details of the Company’s allowance for warranty obligations:

(in thousands)	March 31, 2015	December 31, 2014
Beginning balance	$40	$93
Provision for estimated claims	—	5
Adjustment to estimate	—	(51)
Settlement of claims	—	(7)

Ending balance	$40	$40

The warranty obligations are included in accrued expenses and other current liabilities in the consolidated balance sheets presented.

6. Debt

Bank credit facility

The Company has a revolving credit facility with a bank pursuant to a Loan and Security Agreement dated January 30, 2009 (the “Revolving Credit Facility”). In February 2014, the Company modified the revolving credit agreement that had expired in October 2013 and extended the maturity date to February 2015. In February 2015, the Company amended its revolving credit facility to extend the maturity through April 2015. In April 2015, the Company further amended its revolving credit facility to extend the maturity through April 2016 and increase the borrowing limit from $10.0 million to $15.0 million based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of liquidity. Outstanding borrowings accrue interest at the Wall Street Journal published prime rate plus 0.75%. Substantially all of the assets of the Company are pledged as collateral.

At March 31, 2015 and December 31, 2014, there was no outstanding balance under the revolving credit facility.

7. Commitments and contingencies

(a) Operating lease obligations

On January 16, 2015, the Company amended its lease agreement for its corporate headquarters in Lexington, Massachusetts to lease approximately 21,000 of additional square footage. The amendment increased the total square footage leased to approximately 93,000 and extended the term through December 2021. The additional rent expense is approximately $7.9 million and the landlord has agreed to contribute approximately $735,000 towards leasehold improvements.

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

As of March 31, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

8. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss before taxes, as the tax effect is not material to the consolidated financial statements:

(in thousands)	Foreign Currency Translation Adjustments	Affected line item in the statement where net income is presented
Balance at January 1, 2014	(145)
Other comprehensive loss	(100)
Amounts reclassified from accumulated other comprehensive income: Closure of foreign branch	145	Other income (expense)

Net current-period other comprehensive loss	45

Balance at December 31, 2014	(100)
Other comprehensive loss	(11)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(34)	Other income (expense)

Net current-period other comprehensive loss	(45)

Balance at March 31, 2015	$(145)

9. Stock award plans and stock based compensation

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

During the three months ended March 31, 2015, the Company granted 1,446,050 options to purchase common stock at a weighted average exercise price of $13.55.

At March 31, 2015, there were 2,122,083 shares available for future grant under the 2014 Plan.

(b) Employee stock purchase plan

In May 2014, the Company’s board of directors adopted and its stockholders approved the Employee Stock Purchase Plan (“ESPP”). Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase ordinary shares on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first business day or the last business day of the offering period, whichever is lower. All offering periods will be for six months and begin on March 1st and September 1st of each year.

At February 27, 2015, the Company issued 58,793 shares of common stock at a purchase price of $11.64.

At March 31, 2015, there were 627,033 shares available for future grant under the ESPP.

(c) Early exercise of stock options

The Company issues stock option agreements to Company executives and members of the Board of Directors, which may permit options to be exercised at any time. The Company may also include an early exercise provision for incentive stock option agreements at its discretion. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the original exercise price upon termination of employment or other relationship.

At March 31, 2015 and December 31, 2014, a total of 35,000 and 40,202 shares of unvested stock options exercised were subject to repurchase at an aggregate price of $162,400 and $184,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

During the three months ended March 31, 2015 and 2014, 5,202 and 5,626 stock options associated with the early exercise vested, respectively.

(d) Valuation of share-based compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees and rights to acquire stock under the ESPP, which requires several key assumptions to be made.

Weighted average assumptions used to apply this model were as follows:

	Three Months ended March 31,
	2015	2014
Risk-free interest rate(1)	1.77%	1.87%
Expected life (years)(2)	6.02	6.04
Expected dividend yield(3)	—%	—%
Expected volatility of underlying stock(4)	47%	54%

The assumptions used to estimate the fair value of the rights to acquire stock under the ESPP during the offering beginning on March 1, 2015 were as follows:

Risk-free interest rate(1)	0.07%
Expected life (years)(2)	0.50
Expected dividend yield(3)	—%
Expected volatility of underlying stock(4)	55%

(1)	Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities with maturities similar to the expected term of the award being valued is used as the risk-free interest rate.
(2)	Expected term—the expected term for stock options granted based on a review of the period that the Company’s stock option awards are expected to be outstanding and is calculated using the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term.
(3)	Expected dividend yield—the expected dividend yield was not considered in the option pricing formula since the Company has not declared dividends and does not expect to pay dividends in the foreseeable future.
(4)	Expected volatility—the Company is responsible for estimating volatility. The Company has limited trading history as a public company and does not have relevant historical data to develop its volatility assumptions. Therefore, the Company used a weighted average of its volatility and analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three months ended March 31, 2015. The Company analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three months ended March 31, 2014.

(e) Summary of share-based compensation expense

The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

Stock-based compensation included in costs and operating expenses related to the awards of stock options and the employee stock purchase plan are as follows:

	Three Months ended March 31,
(in thousands)	2015	2014
Cost of maintenance and professional services	$60	$23
Research and development	223	92
Sales and marketing	216	89
General and administrative	202	94

Total	$701	$298

10. Income taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our activities outside of the United States are subject to local country income tax and may be subject to U.S. income tax. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Therefore, we have not recorded any U.S. federal tax provisions and our effective tax rate differs from statutory rates. Our tax expense to date primarily relates to foreign income taxes, mainly from our international operations, and to a lesser extent state income tax provisions.

As of December 31, 2014, the Company’s valuation allowance related to income taxes was approximately $27.5 million. The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a 100% valuation allowance to reduce the carrying value of the related deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for those tax assets until sustainable future levels of profitability are evident.

As of March 31, 2015 and December 31, 2014, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

11. Computation of net loss per share

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

The components of net loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net loss	$(6,699)	$(7,067)
Accretion of preferred stock	—	(1,238)

Net loss attributable to common stockholders	(6,699)	(8,305)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	23,868	3,627

Net loss per share, basic and diluted	$(0.28)	$(2.29)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three Months Ended March 31,
(in thousands)	2015	2014
Options to purchase common stock	4,951	3,605
Common stock subject to repurchase	35	57
Warrants	—	120
Convertible preferred stock	—	13,971

Total	4,986	17,753

12. Concentration of risk and off-balance sheet risk

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

No customers or resellers accounted for 10% or more of revenues for the three months ended March 31, 2015 and 2014, respectively.

No customers or resellers accounted for 10% or more of accounts receivable at March 31, 2015 and December 31, 2014, respectively.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the three months ended March 31, 2015 and the year ended December 31, 2014.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 11, 2015 with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Part II, Item 1A. Risk factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leading provider of healthcare IT security solutions that provide authentication management, fast access to patient information, and secure communications technologies to the healthcare industry. Our authentication management, single sign-on and secure communications solutions help simplify clinical workflows while addressing multiple security and productivity challenges faced by hospitals and other healthcare organizations. By enabling fast, secure access to healthcare information technology systems, we believe our solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with complex privacy and security regulations. Our solutions can be installed on workstations and other application access point throughout a healthcare organization and once deployed become a critical part of the customer’s security, access and communications infrastructure. As a result, we believe that Imprivata OneSign is one of the most widely-used technology solutions by our customers’ physicians, nurses, and other clinicians.

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

Many other industries face security and productivity challenges similar to those in healthcare. Although healthcare is our primary focus, we sell to non-healthcare organizations, including financial services, the public sector and other industries. Sales to non-healthcare customers decreased during the three months ended March 31, 2015 due to our focus on the healthcare industry, however, we believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

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

Initial Public Offering

On June 30, 2014, we completed our IPO, in which we sold 5,750,000 shares of common stock, including 750,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. All outstanding shares of redeemable convertible preferred stock converted to 13,970,934 shares of common stock at the closing of the IPO. Our shares are traded on the NYSE under the symbol “IMPR.” We received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions, but before offering expenses of approximately $3.4 million. These offering expenses have been recorded as a reduction of the proceeds received.

Acquisition of HT Systems

On April 30, 2015, we announced the acquisition of HT Systems, the market leading provider of palm-vein based biometric patient identification systems, to enter into the emerging patient identification market. The acquisition of HT Systems and its PatientSecure® biometric patient identification technology supports our long-term vision to be the leading provider of healthcare IT security solutions that increase provider productivity, enable patient engagement, and improve patient safety. Under the terms of the transaction, we paid approximately $19.1 million in cash at closing, of which $2 million was deposited into an escrow fund to secure certain obligations of the selling members of HT Systems to indemnify us and to pay us the amount of any shortfall in HT System’s working capital as of the closing date. Additionally, we will pay up to $1.9 million in retention-based payments two years from closing plus up to $5.0 million based on achieving certain sales targets over the two-year period following the transaction. We are required to allocate the purchase price to the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values is recorded as goodwill. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

•	Adjusted EBITDA does not include depreciation expense from fixed assets or amortization expense from acquired intangible assets;

•	Adjusted EBITDA does not reflect other (expense) income which include interest income we earn on cash and cash equivalents; interest expense, or the cash requirements necessary to service interest or principal payments, on our debt and capital leases; and the gains or losses on foreign currency transactions;

•	Adjusted EBITDA does not include the impact of stock-based compensation;

•	Adjusted EBITDA does not include the change in value of our contingent liability related to the acquisition of assets from Validus Medical Systems, as described in the Notes to consolidated financial statements;

•	Adjusted EBITDA does not include the transaction costs associated with business acquisitions; and

•	Others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
GAAP net loss	$(6,699)	$(7,067)
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	37	26
Depreciation and amortization	780	695
Other expense (income), net	478	160
Stock-based compensation	701	298
Change in fair value of contingent liability	21	45
Transaction costs associated with business acquisitions	163	—

Adjusted EBITDA	$(4,519)	$(5,843)

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies. As of March 31, 2015 and December 31, 2014, we had backlog of $40.7 million and $39.3 million, respectively. Of the $40.7 million in backlog as of March 31, 2015, approximately $33.0 million, which includes approximately $22.1 million of maintenance, is expected to be recognized as revenue during the year ended December 31, 2015. Additionally, $5.8 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2015. Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

Critical accounting estimates

Our financial statements are prepared in conformity with U.S. GAAP. We will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 of our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2015 for information about these critical accounting policies as well as a description of the “Summary of significant accounting policies.”

Recent accounting guidance

Accounting standards or updates not yet effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. On April 1, 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date of periods beginning after December 15, 2016. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; unless the early adoption provision is elected. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenue
Product	$12,913	$9,274
Maintenance and services	12,723	10,166

Total revenue	25,636	19,440
Cost of revenue
Product	3,423	2,160
Maintenance and services	4,927	4,193

Total cost of revenue	8,350	6,353

Gross profit	17,286	13,087
Operating expenses
Research and development	6,872	6,536
Sales and marketing	12,018	10,419
General and administrative	4,580	3,013

Total operating expenses	23,470	19,968

Loss from operations	(6,184)	(6,881)
Other income (expense)
Foreign currency exchange loss	(462)	(131)
Interest and other income expense (net)	(16)	(29)

Loss before income taxes	(6,662)	(7,041)
Income taxes	37	26

Net loss	$(6,699)	$(7,067)

Revenue

Product revenue is generally recognized upon shipment of the software license key or hardware. Software maintenance revenue is recognized ratably over the maintenance period. Revenue from our professional service arrangements is recognized as the services are performed. Training revenue is recognized when the training is completed. See our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC for “Summary of significant accounting policies—Revenue recognition” for more information.

The following table sets forth our revenues for each of the periods presented.

	Three Months Ended March 31,		Period-to-Period
	2015	2014	Change
(dollars in thousands)	Amount	Amount	$	%
Revenue
Product revenue	$12,913	$9,274	$3,639	39.2%
Percentage of revenue	50.4%	47.7%
Maintenance and service revenue	12,723	10,166	$2,557	25.2%
Percentage of revenue	49.6%	52.3%

Total Revenue	$25,636	$19,440	$6,196	31.9%

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

Comparison of three months ended March 31, 2015 and 2014

Product revenue increased by $3.6 million, or 39%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was driven primarily by an increase of $2.2 million in sales of additional products into our existing customer base, $2.3 million of which relate to healthcare customers. This increase was offset by a $150,000 decrease in sales to non-healthcare customers. Sales to new customers increased by approximately $1.5 million over the same period. Sales to new healthcare customers increased by $1.8 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which was offset by a $300,000 decrease in sales to new non-healthcare customers. Although our sales to non-healthcare customers decreased during the three months ended March 31, 2015 due to our focus on the healthcare industry, we believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

Maintenance and service revenue

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. Professional services revenue consists primarily of fees associated with the implementation of our software and training services, and represented 12% of our revenues for the three months ended March 31, 2015 and March 31, 2014. Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Comparison of three months ended March 31, 2015 and 2014

Maintenance and service revenue increased by $2.6 million, or 25%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was driven by increased maintenance revenue of $1.8 million resulting from our larger installed base of users. In addition, professional services increased by $750,000 over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

The following table sets forth our cost of revenues for each of the periods presented.

	Three Months ended March 31,		Period-to-Period
	2015	2014	Change
(dollars in thousands)	Amount	Amount	$ / #	%
Cost of revenue
Product	$3,423	$2,160	$1,263	58.5%
Product gross margin	73.5%	76.7%
Maintenance and services	4,927	4,193	$734	17.5%
Maintenance and service gross margin	61.3%	58.8%

Total cost of revenue	$8,350	$6,353	$1,997	31.4%

Total gross margin	67.4%	67.3%
Headcount	99	75	24	32.0%

Cost of product revenue

Cost of product consists primarily of costs of physical appliances and proximity card and fingerprint readers. Additional product costs include third party software license costs, duties and freight and amortization expense related to intangible assets acquired.

Comparison of three months ended March 31, 2015 and 2014

Cost of product revenue increased by $1.3 million, or 59%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was primarily attributable to the increase in sales of proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales and device sales increased as a percentage of total product revenue during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 which resulted in the decrease in product gross margin. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Comparison of three months ended March 31, 2015 and 2014

Cost of maintenance and services revenue increased by $734,000, or 18%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was primarily attributable to $887,000 in payroll-related costs as a result of our increased investment in our support and service personnel. In addition, the increase in employees hired also caused an increase in travel-related costs of $166,000. These increases were partially offset by a $299,000 decrease in consulting expense as we used fewer third party consultants for support and services due to our increased headcount during the three months ended March 31, 2014.

Operating expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes, costs related to the design and development of new products and enhancement of existing products, marketing programs, consulting, travel, and depreciation expenses. Personnel costs are our largest expense, representing $14.7 million, or 63% of our total operating expenses for the three months ended March 31, 2015 and $12.2 million, or 61% of our total operating expenses for the three months ended March 31, 2014. We allocate overhead such as our information technology expenses, including personal costs, and facility expenses based on headcount. Due to our headcount growth, we have increased the leased square footage for our corporate headquarters in Lexington, Massachusetts and our capital expenditures for leasehold improvements and information technology equipment.

The following table sets forth our operating expenses.

	Three Months ended March 31,		Period-to-Period
	2015	2014	Change
(dollars in thousands)	Amount	Amount	$ / #	%
Operating expenses
Research and development	$6,872	$6,536	$336	5.1%
Percentage of revenue	26.8%	33.6%
Sales and marketing	12,018	10,419	1,599	15.3%
Percentage of revenue	46.9%	53.6%
General and administrative	4,580	3,013	1,567	52.0%
Percentage of revenue	17.9%	15.5%

Total operating expenses	$23,470	$19,968	$3,502	17.5%

Percentage of revenue	91.6%	102.7%
Headcount
Research and development	103	89	14	15.7%
Sales and marketing	146	125	21	16.8%
General and administrative	41	32	9	28.1%
Information technology	14	13	1	7.7%

	304	259	45	17.4%

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

Comparison of three months ended March 31, 2015 and 2014

Research and development expenses increased by $336,000, or 5%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was driven by increased payroll and related costs of $637,000 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in payroll and related costs was primarily due to our increase in employees during the three months ended March 31, 2015, as compared to the same period in 2014. Consulting expenses for our third-party developers located in Ukraine and Argentina decreased by $201,000 and outsourced data services decreased by $99,000 due to the timing of our development efforts for our existing and new solutions.

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

Comparison of three months ended March 31, 2015 and 2014

Sales and marketing expenses increased by $1.6 million, or 15%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was attributable to an increase in spending on sales related costs of $788,000 and marketing and business-development related costs of $812,000 as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs was due to an increase in payroll-related expenses, including commissions, of $633,000 due to our increased headcount and an increase of $240,000 related to the Company’s sales events. These increases were partially offset by a decrease in travel expense of $90,000. The marketing increases were due primarily to an increase of $874,000 in payroll and related expenses. The increase in payroll and related expenses was partially offset by a $159,000 decrease in hiring expenses.

General and administrative

General and administrative expenses consist primarily of costs for administrative, finance, legal and human resource personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses also include the re-valuing of our contingent liability associated with any earn-out we may be required to pay in connection with the Validus acquisition. We measure the liability at each balance sheet date based on revenue earned to date from the acquired Validus product (now our Imprivata Cortext solution) and our projections of revenues from sales of Imprivata Cortext. We expect our general and administrative expenses to continue to increase in absolute dollars as a result of being a public company, although they may fluctuate as a percentage of revenue. We expect additional general and administrative expenses to include increased personnel costs, insurance costs, costs required to comply with the regulatory requirements of the SEC, as well as costs associated with enhancing our internal controls and accounting systems.

Comparison of three months ended March 31, 2015 and 2014

General and administrative expenses increased by $1.6 million, or 52%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was driven by $419,000 in headcount and related expenses as a result of our increased headcount. In addition, we incurred an increase of $426,000 for professional fees and consulting services, primarily due to increased cost as a result of our becoming a public company and transaction costs related to our acquisition of HT Systems, $165,000 for increases in insurance expense as a result of changes in our insurance coverage due to our becoming a public company and $571,000 for corporate events. These increases were partially offset by a decrease of $128,000 in facilities related expenses.

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

	Three Months ended March 31,		Period-to-Period
	2015	2014	Change
(dollars in thousands)	Amount	Amount	$	%
Foreign currency exchange gain (loss)	$(462)	$(131)	$(331)	252.7%
Percentage of revenue	-1.8%	-0.7%
Interest and other income (expense), net	(16)	(29)	13	(44.8%)
Percentage of revenue	-0.1%	-0.1%

Total other income (expense)	$(478)	$(160)	$(318)	198.8%

Comparison of three months ended March 31, 2015 and 2014

Other expenses increased by $318,000 during the three months ended March 31, 2015 as compared to three months ended March 31, 2014. The increase was primarily driven by foreign exchange losses due to the strengthening of the U.S. dollar against the Euro and Pound Sterling. We have cash and accounts receivable denominated in the Euro and Pound Sterling as a result of our European operations.

Income tax expense

	Three Months ended March 31,		Period-to-Period
	2015	2014	Change
(dollars in thousands)	Amount	Amount	$ %
Income taxes	$37	$26	$11	42.3%
Percentage of revenue	0.1%	0.1%

Comparison of three months ended March 31, 2015 and 2014

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our activities outside of the United States are subject to local country income tax and may be subject to U.S. income tax. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Therefore, we have not recorded any U.S. federal tax provisions and our effective tax rate differs from statutory rates. Our tax expense to date primarily relates to foreign income taxes, mainly from our international operations, and to a lesser extent state income tax provisions.

Liquidity and capital resources

Resources

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities.

Cash and cash equivalents

As of March 31, 2015, we had $75.4 million of cash and cash equivalents, of which $633,000 was held in our foreign subsidiaries. Our cash is invested in money market funds or in cash deposit accounts, and is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

On April 30, 2015, we used approximately $19.1 million in cash as a result of our acquisition of HT Systems.

We believe our cash and cash equivalents, $15.0 million revolving credit agreement and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(3,541)	$(5,705)
Net cash used in investing activities	(371)	(655)
Net cash provided by (used in) financing activities	834	(1,080)
Effect of exchange rates on cash and cash equivalents	(69)	84

Net decrease in cash and cash equivalents	$(3,147)	$(7,356)

Net cash used in operating activities

Cash provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, prepaid expenses, accounts payable, and deferred revenue. Cash provided by operating activities is influenced by the investment we make in personnel and infrastructure costs necessary to support the anticipated growth of the business, the increase in the sales of software licenses and renewal of software maintenance contracts as well as the timing of customer payments.

Our cash used in operating activities during the three months ended March 31, 2015 was primarily due to a net loss of $6.7 million adjusted for $1.5 million of non-cash expenses that included $780,000 of depreciation and amortization, $701,000 in stock-based compensation, a loss on disposal of fixed assets of $14,000 and a decrease of $21,000 due to the reduction to the fair value of the contingent purchase price liability. Net decrease in working capital amounted to $1.6 million attributable to decreases in accounts receivable of $6.3 million and an increase in accounts payable of $412,000. These increases were partially offset by a decrease in accrued expenses of $4.1 million, an increase in prepaid expenses and other current assets of $857,000 and a decrease in deferred revenue of $35,000.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures as well as leasehold improvements to our company headquarters necessary to support the expansion of our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2015, cash used in investing activities consisted of purchases of $371,000 of property and equipment, which was primarily driven by the increase in leasehold improvements, computer equipment and furnishings for our corporate headquarters, as well as increases in computer equipment for our increased headcount.

Net cash provided by financing activities

Our primary financing activities have consisted of proceeds from the exercise of stock options as well as proceeds from and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the three months ended March 31, 2015, cash provided by financing activities primarily consisted of $684,000 proceeds from the closing of the first offering period of the Company’s employee stock purchase plan and $330,000 of proceeds from the exercise of stock options, partially offset by $180,000 in payments in connection with our debt, capital leases and royalty obligations.

Requirements

Capital expenditures

We have made capital expenditures primarily for leasehold improvements and furniture and fixtures related to the expansion of our corporate headquarters, as well as information technology equipment to support our increased headcount, product enhancement and development and our overall growth. Our capital expenditures totaled $371,000 and $655,000 for the three months ended March 31, 2015 and 2014 respectively.

We expect our 2015 capital expenditures be consistent with previous periods presented, primarily related to, equipment to support product development, facility expansions and other general purposes to support our growth.

Contractual obligations and commitments

During the three months ended March 31, 2015, we amended our lease agreement for our corporate headquarters to lease approximately 21,000 of additional square footage. The amendment increased the total square footage leased to approximately 93,000 and extended the term through December 2021. The additional rent expense is approximately $7.9 million over the extended term and the landlord has agreed to contribute approximately $735,000 towards leasehold improvements.

There have been no other significant changes in contractual obligations from those disclosed in the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and qualitative disclosures about market risk

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

We maintain foreign cash accounts denominated in the Euro and British Pound Sterling, to fund our foreign operations and collect foreign accounts receivables. We invoice our customers in the currencies of the countries in which the customer is located. At March 31, 2015, our foreign accounts receivable balances were primarily denominated in the Euro, British Pound Sterling and the Australian Dollar.

Our customer contracts are generally denominated in the currencies of the countries in which the customer is located which exposes us to risk associated with sales made in foreign currencies. Our historical revenue has been denominated in U.S. dollars, the Euro and British Pound Sterling. The functional currency for our foreign operations is denominated in the local currency and as a result operating expenses related to our foreign locations are impacted by fluctuations in foreign currency exchange rates. Increases and decreases in our foreign denominated revenue due to fluctuations in foreign currency exchange rates are somewhat offset by the currency fluctuations in our operating expenses that are denominated in foreign currencies

If the foreign currency exchange rates fluctuated by 10% as of March 31, 2015, our foreign currency exchange gain or loss would have fluctuated by $528,000.

Interest rate risk

At March 31, 2015, we had cash and cash equivalents of $75.4 million. We maintain substantially all of our cash equivalents in an institutional money market mutual fund. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At March 31, 2015, we had a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an outstanding balance of $199,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us. Please also see “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” earlier in this Quarterly Report on Form 10-Q. The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks related to our business and industry

We have a history of losses, we expect to continue to incur losses and we may not be profitable in the future.

We incurred a $6.7 million net loss for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $114.3 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication and access management solutions. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions, and products for those solutions, and enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to improve clinical workflows related to the utilization of healthcare information technology systems and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the three months ended March 31, 2015 and 2014, 8% and 9%, respectively, of our total revenues were derived from our largest sales partner.

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

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009, to $97.0 million for the year ended December 31, 2014. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 403 at March 31, 2015. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each quarter is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous quarters. In each of the years ended December 31, 2014, 2013, 2012, 2011 and the three months ended March 31, 2015, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

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

We anticipate that sales of our Imprivata Confirm ID solution will be driven primarily by legislation requiring that prescriptions be sent electronically. Failure or delay in the enactment of such laws could cause sales of our Imprivata Confirm ID to be adversely affected.

Our Imprivata Confirm ID solution simplifies healthcare providers’ compliance with laws requiring electronic prescribing of controlled substances (“EPCS”), and helps healthcare providers address workflow inefficiencies and the potential for fraud associated with paper-based prescriptions. Consequently, we anticipate that sales of Imprivata Confirm ID will be driven primarily by the adoption of state and federal mandates requiring that prescriptions be sent electronically. For example, New York’s I-STOP (Internet System for Tracking Over-Prescribing) law mandates that all patient medications be prescribed electronically. The deadline for prescribers to comply with I-STOP is March 27, 2016. If other states fail to enact legislation requiring that prescriptions be sent electronically or if existing requirements for electronic prescriptions are scaled-back, our ability to sell Imprivata Confirm ID solution may be adversely affected.

The mix of revenue from sales of our subscription-based products and our perpetual software products may result in revenue fluctuations, which may make our quarterly results difficult to predict, cause us to miss analyst expectations, and cause the price of our common stock to decline.

The timing of revenue recognition for our products licensed on a perpetual basis will differ in the event our customers elect to purchase both perpetual and subscription-based products together. Revenue for our perpetual software products is generally recognized upon shipment. If our perpetual software products are sold in a multiple element arrangement with subscription-based products, the revenue associated with the perpetual license will likely be recognized over the period of the subscription to the extent we are unable to determine the vendor specific objective evidence of fair value of undelivered software products. As a result, our revenue and operating results may be difficult to predict, and are likely to fluctuate based on factors, many of which are outside of our control. The resulting variability and unpredictability could result in our failure to meet the expectations of investors or analysts for any period, which could cause the price of our common stock to decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

There are 24,014,778 shares of our common stock outstanding, based on the number of shares outstanding as of March 31, 2015. An aggregate of 2,122,083 shares of our common stock are reserved for future issuance under our stock option plans, and 627,033 shares of our common stock are reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 63.9% of our common stock outstanding, based on the number of shares outstanding as of March 31, 2015. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

During the three months ended March 31, 2015, we used $1.4 million of our offering proceeds for working capital purposes. There has been no material change in the use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

On April 27, 2015, the Company amended its revolving credit facility to extend the maturity through April 2016 and increase the borrowing limit from $10.0 million to $15.0 million, which is based primarily on accounts receivable. The revolving credit facility is subject to certain financial covenants requiring the Company to maintain minimum levels of liquidity. The foregoing is only a summary of the material terms of the Loan Modification Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Loan Modification Agreement. The Loan Modification Agreement is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIVATA, INC.

DATED: May 8, 2015	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized
Signatory

Exhibit Index

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

3.2	Amended and Restated Bylaws of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014.

10.7*	Eighth Amendment to the Office Lease Agreement by and between the Registrant and Normandy Lexington Acquisition, LLC on January16, 2015.

10.8*	Fifth Loan Modification Agreement to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank on February 19, 2015.

10.9*	Sixth Loan Modification Agreement to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank on April 27, 2015.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the three months ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.