Form 10-Q
period 2015-06-30
Imprivata Inc
filed 2015-07-31
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were 24,405,382 shares of the registrant’s common stock outstanding.

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

These forward-looking statements are based on our current expectations, assumptions, estimates and projections regarding our business and industry, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. We may, in some cases, use words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the size and growth of the potential markets for our products and our ability to serve those markets;

•	the rate and degree of market acceptance of our products;

•	our expectations regarding our products’ performance;

•	the accuracy of our estimates regarding expenses, revenues and capital requirements;

•	regulatory developments in the United States and foreign countries;

•	the success of our sales and marketing capabilities;

•	the success of competing products that are or become available;

•	our ability to obtain additional financing if needed;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets; and

•	the loss of key technology or management personnel.

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

PART 1

Item 1.	Financial Statements.

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$54,673	$78,524
Accounts receivable, net of allowances	24,639	25,335
Prepaid expenses and other current assets	4,178	3,516

Total current assets	83,490	107,375
Property and equipment, net	7,367	7,640
Goodwill	14,766	1,560
Intangible assets, net	4,951	1,499
Other assets	668	105

Total assets	$111,242	$118,179

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,936	$2,498
Accrued expenses and other current liabilities	7,693	10,565
Current portion of capital lease obligations and long-term debt	549	625
Current portion of other long-term liabilities	240	288
Current portion of deferred revenue	34,954	33,120
Current portion of contingent purchase price liability	374	152

Total current liabilities	47,746	47,248
Deferred revenue, net of current portion	4,737	4,021
Deferred tax liability	694	—
Capital lease obligations, long-term debt and royalty obligations, net of current portion	374	619
Other long-term liabilities, net of current portion	1,862	1,535
Contingent purchase price liability, net of current portion	308	480

Total liabilities	55,721	53,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2015 and December 31, 2014; 24,289,159 and 23,742,467 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24	24
Additional paid-in capital	175,266	171,903
Accumulated other comprehensive loss	(93)	(100)
Accumulated deficit	(119,676)	(107,551)

Total stockholders’ equity	55,521	64,276

Total liabilities and stockholders’ equity	$111,242	$118,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue
Product	$16,305	$12,225	$29,218	$21,499
Maintenance and services	13,663	11,008	26,386	21,175

Total revenue	29,968	23,233	55,604	42,674

Cost of revenue
Product	4,088	2,475	7,511	4,635
Maintenance and services	5,296	4,400	10,223	8,593

Total cost of revenue	9,384	6,875	17,734	13,228

Gross profit	20,584	16,358	37,870	29,446
Operating expenses
Research and development	7,840	6,291	14,711	12,827
Sales and marketing	12,999	11,216	25,018	21,635
General and administrative	4,590	2,311	9,170	5,324

Total operating expenses	25,429	19,818	48,899	39,786

Loss from operations	(4,845)	(3,460)	(11,029)	(10,340)
Other income (expense)
Foreign currency exchange gain (loss)	150	4	(312)	(127)
Interest and other income (expense), net	(4)	(35)	(20)	(65)

Loss before income taxes	(4,699)	(3,491)	(11,361)	(10,532)
Income taxes	727	61	764	87

Net loss	(5,426)	(3,552)	(12,125)	(10,619)
Accretion of redeemable convertible preferred stock	—	(1,204)	—	(2,442)

Net loss attributable to common stockholders	$(5,426)	$(4,756)	$(12,125)	$(13,061)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.22)	$(1.08)	$(0.51)	$(3.25)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	24,144	4,410	24,007	4,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(5,426)	$(3,552)	$(12,125)	$(10,619)
Other comprehensive income:
Foreign currency translation adjustments	51	2	7	146

Comprehensive loss	$(5,375)	$(3,550)	$(12,118)	$(10,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock			Accumulated
	par value		Additional	other
	$0.001		paid-in	comprehensive	Accumulated
(in thousands)	Shares	Amount	capital	income (loss)	deficit	Total
Balance - January 1, 2015	23,742	$24	$171,903	$(100)	$(107,551)	$64,276
Exercise of common stock options	487	—	899		—	899
Stock-based compensation expense			1,781			1,781
Employee stock purchase plan	59	1	683			684
Common stock grants	1	(1)				(1)
Net loss					(12,125)	(12,125)
Other comprehensive income (loss)				7		7

Balance - June 30, 2015	24,289	$24	$175,266	$(93)	$(119,676)	$55,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(12,125)	$(10,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,684	1,458
Provision for doubtful accounts	(19)	13
Stock-based compensation	1,781	665
Loss on disposal of fixed assets	14	12
Change in value of contingent purchase price liability	50	(464)
Deferred income taxes	694	—
Changes in operating assets and liabilities:
Accounts receivable	4,479	5,763
Prepaid expenses and other current assets	(616)	(544)
Deferred revenue	604	1,338
Accounts payable	1,028	(897)
Accrued expenses and other current liabilities	(2,955)	(1,549)
Other liabilities	279	82

Net cash used in operating activities	(5,102)	(4,742)

Cash flows from investing activities:
Purchases of property and equipment	(644)	(1,354)
Purchases of intangible assets	(437)	—
Acquisition of business	(18,886)	—

Net cash used in investing activities	(19,967)	(1,354)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	80,213
Deferred offering costs	—	(1,748)
Repayments for capital lease obligations, long-term debt and other	(322)	(348)
Proceeds from employee stock purchase plan	684	—
Proceeds from exercise of stock options	853	389

Net cash provided by financing activities	1,215	78,506

Effect of exchange rates on cash and cash equivalents	3	100

Net (decrease) increase in cash and cash equivalents	(23,851)	72,510
Cash and cash equivalents, beginning of period	78,524	13,284

Cash and cash equivalents, end of period	$54,673	$85,794

Supplemental disclosures of non-cash investing and financing activities:
Equipment purchases under capital leases	$—	$690

Property and equipment purchases included in accounts payable and accrued expenses	$445	$224

Deferred offering costs included in accounts payable, accrued expenses, and other current liabilities	$—	$1,557

Conversion of preferred stock to common stock	$—	$94,049

Accretion of preferred stock	$—	$2,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1. Organization and business

(a) Description of business

Imprivata, Inc. (the “Company”) is a leading provider of IT security and identity solutions to the healthcare industry that help providers securely and efficiently access, communicate and transact patient information. The Company’s security and identity solutions provide authentication management, fast access to patient information, secure communications and positive patient identification to address critical security and compliance challenges faced by hospitals and other healthcare organizations, while improving provider productivity and the patient experience. The Company believes that its solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with complex privacy and security regulations.

The Company was incorporated in the State of Delaware in May 2001.

On June 30, 2014, the Company completed its initial public offering (“IPO”) and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “IMPR.”

(b) Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and as required under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2014. The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on March 11, 2015. In the opinion of Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position at June 30, 2015, the result of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Imprivata Securities Corporation and Imprivata International, Inc., and its wholly owned subsidiaries Imprivata UK Limited and Imprivata Australia Pty. Ltd., as well as two branch offices. All intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2015, the Company closed its Netherlands branch office.

Management believes the Company has sufficient cash and availability under its letter of credit to sustain operations through at least the next 12 months.

(c) Use of estimates

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

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

Recent accounting guidance

Accounting standards or updates not yet effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. On July 9, 2015, the FASB voted to delay the effective date of this ASU to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early adoption permitted as of the original effective date of periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on the Company’s Consolidated Financial Statements upon adoption.

In April 2015, the FASB issued an ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update will be effective for the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis, with early adoption permitted. The accounting standard update is a change in balance sheet presentation only and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

3. Business combination

HT Systems, LLC Acquisition

On April 30, 2015, the Company acquired 100% of the equity of HT Systems, LLC. (“HT Systems”), a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million less $189,000 of working capital adjustments, for total cash consideration paid of $18.9 million.

The acquisition of HT Systems and its PatientSecure biometric patient identification technology supports the Company’s long-term vision to be the leading provider of healthcare IT security solutions that increase provider productivity, enable patient engagement, and improve patient safety.

The Company may pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders, which will be determined based upon the achievement of certain sales targets over the two-year period following the transaction, provided, that the selling equity-holder remains an employee of the Company when the earn-out consideration becomes payable. The earn-out consideration will be recognized in the Company’s Consolidated Financial Statements as compensation expense as earned. For the three and six month ended June 30, 2015, the Company has not recorded any compensation expense associated with the earn-out consideration.

In addition, the Company will pay up to $1.9 million in retention-based payments to the selling equity-holders payable in cash two years from the closing date of April 30, 2015, contingent upon continued employment as of the payment date. Additional retention-based payments of $341,000, payable in cash, are payable to other employees 8 to 20 months following the date of acquisition, contingent upon their continued employment on the payment dates. The retention-based payments will be recognized in the Company’s Consolidated Statements of Operations as compensation expense over the employment period.

During the three and six months ended June 30, 2015, $546,000 and $709,000, respectively, of acquisition-related costs were incurred due to the HT Systems acquisition, which are included in general and administrative expenses in the Consolidated Statement of Operations.

Purchase Price Allocation

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the best information available as of the date of the acquisition (Level 3 inputs). The allocation of the HT Systems purchase consideration to the identifiable assets acquired and liabilities assumed was as follows:

		Useful lives
(dollars in thousands)	Amount	(in years)
Assets:
Accounts receivable	$4,328
Prepaid expenses and other current assets	33
Property and equipment	59	3
Intangible assets	3,291	4 to 7
Liabilities assumed:
Accrued expenses	(85)
Deferred revenue	(1,946)

Net assets acquired	5,680

Goodwill	13,206

Total fair value consideration	$18,886

Methodologies used in valuing the intangible assets include, but are not limited to the relief from royalty method and multi-period excess earnings method. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with GAAP. The Company made an election under Internal Revenue Code section 338 to treat the acquisition of the stock as an asset purchase. As a result, the Company will be entitled to corporate level tax deductions associated with the fair market value of net tangible assets, intangible assets, and goodwill.

The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the measurement periods, up to one year from the acquisition date. As of June 30, 2015, substantially all of the Company’s purchase accounting adjustments are preliminary and not yet finalized.

Pro Forma Results of Operations (unaudited)

The Consolidated Financial Statements include the operating results of HT Systems from the date of acquisition. The following unaudited pro forma results of operations have been presented as if the HT Systems acquisition occurred on January 1, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Pro forma revenue (1)	$30,262	$25,008	$56,791	$45,987
Pro forma operating expenses	25,967	20,636	50,394	41,420
Pro forma net loss	(5,734)	(2,965)	(12,668)	(9,441)
Pro forma net loss per share basic and diluted	$(0.24)	$(0.95)	$(0.53)	$(2.96)

(1)	HT Systems defers all revenue related to a customer engagement until PatientSecure is fully implemented and in production. The revenue patterns can fluctuate between periods due to customers delaying the start of implementation. Consequently, comparisons between the interim periods may not be indicative of future revenue patterns.

This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the Company’s results would have been had it operated the businesses since January 1, 2014.

For the three and six months ended June 30, 2015, the Company’s consolidated revenues includes revenues from HT Systems of $171,000. Due to the continued integration of the combined business, it is impractical to determine the earnings of HT Systems beyond the measure of revenue.

4. Fair value measurements

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

(b) Assets and liabilities measured at fair value on a recurring basis

The Company’s cash equivalents primarily consist of money market funds recorded at cost, which approximates fair value based on quoted prices for assets traded in active markets. The contingent consideration liabilities are recorded at fair value determined using a probability weighted discounted cash flow model primarily based upon future revenue and sales projections.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurements at June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total carrying value
Assets
Cash equivalents:
Money market funds	$10,189	$—	$—	$10,189
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	682	682

	Fair value measurements at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total carrying value
Assets
Cash equivalents:
Money market funds	$33,184	$—	$—	$33,184
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	632	632

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis as of December 31, 2014. During the six months ended June 30, 2015, the Company completed an acquisition of HT Systems. Under the Acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair values which are level 3 inputs. Refer to “Note 3. Business combination” for additional information.

(d) Level 3 fair value measurements

Contingent consideration

The contingent liability associated with the acquisition of Validus is based on an earn-out capped at $9.8 million, to be paid based on revenue generated using the respective purchased intellectual properties.

The Company re-measures the fair value of the contingent liability at each balance sheet date based on the present value of forecasted revenues through December 31, 2016. The changes in the fair value are primarily due to the difference in actual revenue earned to date versus the initial projections and revisions to the timing and amount of forecasted future revenues.

The resulting forecasted revenues are then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption.

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

	June 30,	December 31,
(in thousands)	2015	2014
Beginning balance	$632	$1,008
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	50	(376)

Ending balance	$682	$632

This following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	June 30,	December 31,
	2015	2014
Discount Rate	17%	17%

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

5. Purchased intangible assets

On April 30, 2015, the Company acquired the following intangible assets as a result of its acquisition of HT Systems:

(in thousands)	Amount	Useful lives (in years)
Technology	$2,199	7
Trade name	252	4
Non-compete agreement	437	5
Customer contracts and relationships	403	7

	$3,291

During the three and six months ended June 30, 2015, the Company recorded $87,000 of amortization expense, which is included in cost of sales in the Consolidated Statement of Operations.

The estimated future amortization of purchased intangible assets, acquired in the acquisition of HT Systems, as of June 30, 2015 are as follows:

(in thousands)	Amount
2015 (remaining 6 months)	$261
2016	522
2017	522
2018	522
2019	480
Thereafter	897

$3,204

On June 3, 2015, the Company acquired three patents with an aggregate purchase price of $437,000, which includes $37,000 of legal fees and $36,364 of brokers fees associated with the procurement of the patents. The patents will be amortized on a straight-line basis over 9 years. During the three months ended June 30, 2015, the Company recorded $4,000 of amortization expense to general and administrative expenses in the Consolidated Statement of Operations.

The estimated future amortization of three patents purchased as of June 30, 2015 are as follows:

(in thousands)	Amount
2015 (remaining 6 months)	$24
2016	49
2017	49
2018	49
2019	49
Thereafter	213

$433

6. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

	June 30,	December 31,
(in thousands)	2015	2014
Accrued payroll and related	$4,305	$7,839
Accrued taxes (1)	979	1,144
Other accrued expenses	2,409	1,582

	$7,693	$10,565

(1)	Accrued taxes consist of accruals for foreign and state taxes, sales and use taxes, value added taxes due in foreign jurisdictions and franchise taxes.

7. Warranty obligations

The Company maintains an allowance for warranty obligations that may be incurred under its limited warranty. Factors that affect the Company’s allowance for warranty obligations include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the cost per claim to satisfy the Company’s warranty obligation.

The following table presents the details of the Company’s allowance for warranty obligations:

	June 30,	December 31,
(in thousands)	2015	2014
Beginning balance	$40	$93
Provision for estimated claims	29	5
Adjustment to estimate	—	(51)
Settlement of claims	(20)	(7)

Ending balance	$49	$40

The warranty obligations are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets presented.

8. Debt

Bank credit facility

The Company has a revolving credit facility with a bank pursuant to a Loan and Security Agreement dated January 30, 2009 (the “Revolving Credit Facility”). In February 2014, the Company modified the revolving credit agreement that had expired in October 2013 and extended the maturity date to February 2015. In February 2015, the Company amended its revolving credit facility to extend the maturity through April 2015. In April 2015, the Company further amended its revolving credit facility to extend the maturity through April 2016 and increased the borrowing limit from $10.0 million to $15.0 million based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of liquidity. Outstanding borrowings accrue interest at the Wall Street Journal published prime rate plus 0.75%. Substantially all of the assets of the Company are pledged as collateral.

At June 30, 2015 and December 31, 2014, there was no outstanding balance under the revolving credit facility.

9. Commitments and contingencies

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

On April 30, 2015, the Company assumed a lease for approximately 3,500 square feet with a term expiring on March 31, 2016 as a result of its acquisition of HT Systems. The leased property is located in Tampa, Florida and is between HT Systems and a separate entity owned by the selling equity-holders of HT Systems. The remaining lease payments are $45,000.

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

As of June 30, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

10. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss before taxes, as the tax effect is not material to the consolidated financial statements:

	Foreign
	Currency	Affected line item in the
	Translation	statement where net
(in thousands)	Adjustments	income is presented
Balance at January 1, 2014	$(145)
Other comprehensive loss	(100)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	145	Other income (expense)

Net current-period other comprehensive loss	45

Balance at December 31, 2014	(100)
Other comprehensive loss	41
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(34)	Other income (expense)

Net current-period other comprehensive loss	7

Balance at June 30, 2015	$(93)

11. Stock award plans and stock based compensation

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

During the six months ended June 30, 2015, the Company granted 1,610,356 options to purchase common stock at a weighted average exercise price of $13.68.

At June 30, 2015, there were 1,995,439 shares available for future grant under the 2014 Plan.

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

At June 30, 2015, there were 627,033 shares available for future grant under the ESPP.

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

At June 30, 2015 and December 31, 2014, a total of 30,625 and 40,202 shares of unvested stock options exercised were subject to repurchase at an aggregate price of $142,000 and $184,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s Consolidated Balance Sheets and will be reclassified to equity as the Company’s repurchase right lapses.

During the three months ended June 30, 2015 and 2014, 4,375 and 5,626 stock options associated with the early exercise vested, respectively. During the six months ended June 30, 2015 and 2014, 9,577 and 11,252 stock options associated with the early exercise vested, respectively.

(d) Valuation of share-based compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees and rights to acquire stock under the ESPP, which requires several key assumptions to be made.

Weighted average assumptions related to stock options used to apply this model were as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rate(1)	1.77%	1.93%	1.77%	1.91%
Expected life (years)(2)	6.02	6.03	6.02	6.04
Expected dividend yield(3)	—%	—%	—%	—%
Expected volatility of underlying stock(4)	47%	55%	47%	55%

The assumptions used to estimate the fair value of the rights to acquire stock under the ESPP during the initial offering period ending on February 28, 2015 were as follows:

Risk-free interest rate(1)	0.08%
Expected life (years)(2)	0.68
Expected dividend yield(3)	—%
Expected volatility of underlying stock(4)	40%

The assumptions used to estimate the fair value of the rights to acquire stock under the ESPP during the offering beginning on March 1, 2015 were as follows:

Risk-free interest rate(1)	0.07%
Expected life (years)(2)	0.50
Expected dividend yield(3)	—%
Expected volatility of underlying stock(4)	55%

(1)	Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities with maturities similar to the expected term of the award being valued is used as the risk-free interest rate.
(2)	Expected term—the expected term for stock options granted based on a review of the period that the Company’s stock option awards are expected to be outstanding and is calculated using the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term.
(3)	Expected dividend yield—the expected dividend yield was not considered in the option pricing formula since the Company has not declared dividends and does not expect to pay dividends in the foreseeable future.
(4)	Expected volatility—the Company is responsible for estimating volatility. The Company has limited trading history as a public company and does not have relevant historical data to develop its volatility assumptions. Therefore, the Company used a weighted average of its volatility and analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three and six months ended June 30, 2015. The Company analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three and six months ended June 30, 2014.

(e) Summary of share-based compensation expense

The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

Stock-based compensation included in costs and operating expenses related to the awards of stock options and the employee stock purchase plan are as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Cost of maintenance and professional services	$102	$29	$162	$51
Research and development	326	114	549	206
Sales and marketing	253	119	468	208
General and administrative	399	105	602	200

Total	$1,080	$367	$1,781	$665

12. Income taxes

The Company operates in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which it conducts business. Earnings from its activities outside of the United States are subject to local country income tax and may be subject to U.S. income tax. To date, the Company has incurred cumulative net losses and maintain a full valuation allowance on its net deferred tax assets. Therefore, the Company has not recorded any U.S. federal tax provisions for its earnings to date and its effective tax rate differs from statutory rates. The Company’s tax expense for earnings primarily relates to foreign income taxes, mainly from its international operations, and to a lesser extent, state income tax provisions.

As of December 31, 2014, the Company’s valuation allowance related to income taxes was approximately $27.5 million. The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a full valuation allowance to reduce the carrying value of the related deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for such tax assets until sustainable future levels of profitability are evident. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income, which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these naked credits.

Income tax expense related to the fair value of contingent consideration

During the preparation of the Company’s financial statements for the three months ended June 30, 2015, the Company identified an error in its accounting for deferred income taxes in prior periods related to the Company’s deferred income tax accounting for its 2011 acquisition of Validus. Specifically, the Company should have, but did not, record deferred income tax expense in connection with post acquisition adjustments made to the contingent consideration recorded in connection with the acquisition. The Company has corrected this error by recording an out of period adjustment for the cumulative amount of deferred tax expense associated with these adjustments totaling $535,000, in its quarter ended June 30, 2015 financial statements. Had these tax amounts been recorded timely the Company would have recorded a reduction of tax expense of $5,700 and $13,500 in the three and six month interim periods ended June 30, 2015.

Income tax expense related to tax-deductible goodwill

During the three months ended June 30, 2015, the Company recorded U.S. tax expense of $173,000 which is primarily related to the tax expense associated with indefinite lived deferred tax liabilities related to tax basis in acquired goodwill. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived deferred tax liabilities.

As of June 30, 2015 and December 31, 2014, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

13. Computation of net loss per share

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

The components of net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss	$(5,426)	$(3,552)	$(12,125)	$(10,619)
Accretion of preferred stock	—	(1,204)	—	(2,442)

Net loss attributable to common stockholders	$(5,426)	$(4,756)	$(12,125)	$(13,061)

Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	24,144	4,410	24,007	4,021

Net loss per share, basic and diluted	$(0.22)	$(1.08)	$(0.51)	$(3.25)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three and Six Months Ended June 30,
(in thousands)	2015	2014
Options to purchase common stock	4,757	3,651
Common stock subject to repurchase	31	51

Total	4,788	3,702

14. Concentration of risk and off-balance sheet risk

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

No customers or resellers accounted for 10% or more of revenues for the three and six months ended June 30, 2015 and 2014, respectively.

No customers or resellers accounted for 10% or more of accounts receivable at June 30, 2015 and December 31, 2014, respectively.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the six months ended June 30, 2015 and the year ended December 31, 2014.

15. Related Party Transactions

The Company completed its acquisition of HT Systems on April 30, 2015. The Company may pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders, which will be determined based upon the achievement of certain sales targets over the two-year period following the transaction. The earn-out consideration will be paid to each of the selling equity-holders of HT Systems, based on their equity ownership of HT Systems prior to the acquisition, provided that such selling equity-holder remains an employee of the Company at the time the earn-out becomes payable. Each of the selling equity-holder has become employees of the Company effective upon close of the acquisition. One selling equity-holder is a member of the Company’s executive management team, but is not a director, executive officer or five percent holder of the Company’s equity securities. No payments associated with the earn-out have been made during the three and six months ended June 30, 2015.

The Company leases office space, located in Florida, under an operating lease agreement with a separate entity owned by the selling equity-holders of HT Systems. The lease is at a market rate with a one year term expiring on March 31, 2016. The Company made rental payments totaling $10,000 during the three and six month ended June 30, 2015.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Part II, Item 1A. Risk factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leading provider of IT security and identity solutions to the healthcare industry that help providers securely and efficiently access, communicate and transact patient information. Our security and identity solutions provide authentication management, fast access to patient information, secure communications and positive patient identification to address critical security and compliance challenges faced by hospitals and other healthcare organizations, while improving provider productivity and the patient experience. We believe our solutions save clinicians significant time to focus on patient care, increase their productivity and satisfaction, and help healthcare organizations comply with complex privacy and security regulations. Our solutions can be installed on workstations and other application access points throughout a healthcare organization and once deployed become a critical part of the customer’s security and identity infrastructure. As a result, we believe that our security and identity products are some of the most widely-used technology solutions by our customers’ physicians, nurses, and other clinicians.

With the widespread adoption of healthcare information technology systems and increasing security and privacy regulations, demand for our solutions has grown, which has driven growth in our revenue. Our revenue growth is derived from both sales to new customers as well as add-on sales to our existing customer base. Consistent with our healthcare focused strategy, our healthcare customers, including large integrated healthcare systems, academic medical centers and small- and medium-sized independent healthcare facilities, accounted for the growth in sales to new customers. Many of our customers continue to add licensed users and purchase additional products and services from us after the initial sale.

Many other industries face security and productivity challenges similar to those in healthcare. Although healthcare is our primary focus, we sell to non-healthcare organizations, including financial services, the public sector and other industries. Sales to non-healthcare customers may vary on a quarterly basis as a result of our focus on healthcare customers, however, we believe changes in non-healthcare sales are not an indication of any trend.

We have focused on growing our business to pursue the significant market opportunity we see for our products and services, and we plan to continue to invest in building for growth. As a result, we expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for expansion of our sales and marketing operations as we add additional sales personnel, increase our marketing efforts and expand into new geographical markets. We also expect to increase our general and administrative expenses to support our growth.

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

Shelf Registration

On July 1, 2015, we filed an S-3 registration statement as part of a “shelf” registration process. Under this shelf registration process, certain of our stockholders, who we refer to as the selling stockholders, may, from time to time, offer and sell up to 13,395,230 shares of our common stock that were issued and outstanding prior to the date of the registration statement. The selling stockholders are former holders of the Company’s preferred stock originally acquired through several private placements prior to its initial public offering. All of such shares of preferred stock were converted into shares of our common stock in connection with our initial public offering. The Company will not receive any of the proceeds from the sale of the shares.

Acquisition of HT Systems

On April 30, 2015, we acquired 100% of the equity of HT Systems, a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million net of $189,000 of working capital adjustments, for total cash consideration of $18.9 million, plus up to $5.0 million based on achieving certain sales targets over the two-year period following the transaction.

During the three and six months ended June 30, 2015, $546,000 and $709,000, respectively, of acquisition-related costs were incurred due to the HT Systems acquisition, which are included in general and administrative expenses.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for foreign currency gains (losses), stock based-compensation, as well as adjustments such as acquisition costs, shelf registration costs and the impact of the fair value revaluation on our contingent liability.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

•	Adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax provision;

•	Adjusted EBITDA does not include depreciation expense from fixed assets or amortization expense from acquired intangible assets;

•	Adjusted EBITDA does not reflect other (expense) income which include interest income we earn on cash and cash equivalents; interest expense, or the cash requirements necessary to service interest or principal payments, on our debt and capital leases; and the gains or losses on foreign currency transactions;

•	Adjusted EBITDA does not include the impact of stock-based compensation;

•	Adjusted EBITDA does not include the change in value of our contingent liability related to the acquisition of assets from Validus Medical Systems, as described in the Notes to consolidated financial statements;

•	Adjusted EBITDA does not include shelf registration costs;

•	Adjusted EBITDA does not include transaction costs associated with business acquisitions; and

•	Others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
GAAP net loss	$(5,426)	$(3,552)	$(12,125)	$(10,619)
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	727	61	764	87
Depreciation and amortization	905	763	1,684	1,458
Other expense (income), net	(146)	31	332	192
Stock-based compensation	1,080	367	1,781	665
Change in fair value of contingent liability	29	(509)	50	(464)
Acquisition costs	546	—	709	—
Shelf registration costs	57	—	57	—

Adjusted EBITDA	$(2,228)	$(2,839)	$(6,748)	$(8,681)

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies. As of June 30, 2015 and December 31, 2014, we had backlog of $42.9 million and $39.3 million, respectively. Of the $42.9 million in backlog as of June 30, 2015, approximately $26.8 million, which includes approximately $17.5 million of maintenance, is expected to be recognized as revenue during the remainder of the year ended December 31, 2015. Additionally, $11.0 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2015. Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Recent accounting guidance

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. On July 9, 2015, the FASB voted to delay the effective date of this ASU to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early adoption permitted as of the original effective date of periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on the Company’s Consolidated Financial Statements upon adoption.

In April 2015, the FASB issued an ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis, with early adoption permitted. The accounting standard update is a change in balance sheet presentation only and is not expected to have a material impact on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. We anticipate that the adoption of this ASU will not have a material impact on our Consolidated Financial Statements.

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue
Product	$16,305	$12,225	$29,218	$21,499
Maintenance and services	13,663	11,008	26,386	21,175

Total revenue	29,968	23,233	55,604	42,674
Cost of revenue
Product	4,088	2,475	7,511	4,635
Maintenance and services	5,296	4,400	10,223	8,593

Total cost of revenue	9,384	6,875	17,734	13,228

Gross profit	20,584	16,358	37,870	29,446
Operating expenses
Research and development	7,840	6,291	14,711	12,827
Sales and marketing	12,999	11,216	25,018	21,635
General and administrative	4,590	2,311	9,170	5,324

Total operating expenses	25,429	19,818	48,899	39,786

Loss from operations	(4,845)	(3,460)	(11,029)	(10,340)
Other income (expense)
Foreign currency exchange loss	150	4	(312)	(127)
Interest and other income expense (net)	(4)	(35)	(20)	(65)

Loss before income taxes	(4,699)	(3,491)	(11,361)	(10,532)
Income taxes	727	61	764	87

Net loss	$(5,426)	$(3,552)	$(12,125)	$(10,619)

Revenue

Product revenue is generally recognized upon shipment of the software license key or hardware. Software, subscription and maintenance revenues are recognized ratably over their respective subscription and maintenance period. Revenue from our professional service arrangements is recognized as the services are performed. Training revenue is recognized when the training is completed. See our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC for “Summary of significant accounting policies—Revenue recognition” for more information.

The following table sets forth our revenues for each of the periods presented.

	Three Months Ended June 30,		Period-to-Period		Six Months Ended June 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Revenue
Product revenue	$16,305	$12,225	$4,080	33.4%	$29,218	$21,499	$7,719	35.9%
Percentage of revenue	54.4%	52.6%			52.5%	50.4%
Maintenance and service revenue	13,663	11,008	2,655	24.1%	26,386	21,175	5,211	24.6%
Percentage of revenue	45.6%	47.4%			47.5%	49.6%

Total Revenue	$29,968	$23,233	$6,735	29.0%	$55,604	$42,674	$12,930	30.3%

Product revenue

We derive our product revenue from the sales of both software and hardware. We derive substantially all of our software revenue from the sale of perpetual licenses for our Imprivata OneSign solution. Our license sales are generally priced on a per user basis, but are sometimes licensed on an enterprise-wide basis with an unlimited number of users. From time to time, we also derive software revenue from licenses sold on a term license basis. The software is delivered pre-loaded on a hardware server or as a software only solution that provides the same functionality as the software delivered on the pre-loaded server. Hardware sales also include the sale of devices such as proximity card and fingerprint readers. Following our acquisition of HT Systems, we expect that hardware sales will also include the sale of palm vein biometric readers associated with our Imprivata PatientSecure solution.

Comparison of three months ended June 30, 2015 and 2014

Product revenue increased by $4.1 million, or 33%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was driven primarily by an increase of $5.5 million in sales of additional products into our existing customer base, $5.6 million of which relate to healthcare customers. This increase was offset by a minimal decrease in sales to existing non-healthcare customers. Sales to new customers decreased by approximately $1.4 million over the same period. Sales to new healthcare customers decreased by $2.5 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which was offset by a $1.1 million increase in sales to new non-healthcare customers. Although our sales to new non-healthcare customers increased during the three months ended June 30, 2015, we believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

Comparison of six months ended June 30, 2015 and 2014

Product revenue increased by $7.7 million, or 36%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was driven primarily by an increase of $6.8 million in sales of additional products into our existing customer base, $7.1 million of which relate to healthcare customers, which was offset by a $250,000 decrease in sales to non-healthcare customers. Sales to new customers increased by approximately $950,000 over the same period. Sales to new healthcare customers increased by $150,000 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Sales to new non-healthcare customers increased $800,000 for the same period. We believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

Maintenance and service revenue

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. Professional services revenue consists primarily of fees associated with the implementation of our software and training services, and represented between 9% and 12% of our revenues for the three and six month ended June 30, 2015 and 2014. Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Comparison of three months ended June 30, 2015 and 2014

Maintenance and service revenue increased by $2.7 million, or 24%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was driven by increased maintenance revenue of $1.9 million resulting from our larger installed base of users. In addition, professional services increased by $800,000 over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Comparison of six months ended June 30, 2015 and 2014

Maintenance and service revenue increased by $5.2 million, or 25%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was driven by increased maintenance revenue of $3.7 million resulting from our larger installed base of users. In addition, professional services increased by $1.5 million over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

The following table sets forth our cost of revenues for each of the periods presented.

	Three Months Ended June 30,		Period-to-Period		Six Months Ended June 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Cost of revenue
Product	$4,088	$2,475	$1,613	65.2%	$7,511	$4,635	$2,876	62.0%
Product gross margin	74.9%	79.8%			74.3%	78.4%
Maintenance and services	5,296	4,400	896	20.4%	10,223	8,593	1,630	19.0%
Maintenance and service gross margin	61.2%	60.0%			61.3%	59.4%

Total cost of revenue	$9,384	$6,875	$2,509	36.5%	$17,734	$13,228	$4,506	34.1%

Total gross margin	68.7%	70.4%			68.1%	69.0%
Headcount	105	77	28	36.4%	105	77	28	36.4%

Cost of product revenue

Cost of product consists primarily of costs of physical appliances and proximity card and fingerprint readers. Additional product costs include third party software license costs, duties and freight and amortization expense related to intangible assets acquired. In future periods, as a result of the acquisition of HT Systems, we expect that cost of product will also include the cost of palm vein biometric readers.

Comparison of three months ended June 30, 2015 and 2014

Cost of product revenue increased by $1.6 million, or 65%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is primarily attributable to the significant growth in sales of devices during the three months ended June 30, 2015. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Comparison of six months ended June 30, 2015 and 2014

Cost of product revenue increased by $2.9 million, or 62%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was primarily attributable to the increase in sales of proximity cards and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and device sales. Device sales have lower margins than software sales and device sales increased as a percentage of total product revenue during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 which resulted in the decrease in product gross margin. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Comparison of three months ended June 30, 2015 and 2014

Cost of maintenance and services revenue increased by $896,000, or 20%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was primarily due to increase of $957,000 in payroll and related costs as a result of the increase in the number of employees. The timing for new hires may vary on a quarterly basis and is not indicative of any trend. The increase in the number of employees also caused an increase in travel and related costs of $132,000. These increases were partially offset by a decrease in consulting expenses of $208,000, as a result of our reduction in the use of consultants, as we increase our support and services personnel.

Comparison of six months ended June 30, 2015 and 2014

Cost of maintenance and services revenue increased by $1.6 million, or 19%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase of $1.8 million in payroll and related costs as a result of our increased investment in our support and services. In addition, the increase in the number of employees hired also caused an increase in travel-related costs of $298,000. These increases were partially offset by a $506,000 decrease in consulting expense as we reduce our use of third party consultants for support and services. The timing for new hires may vary on a quarterly basis and is not indicative of any trend.

Operating expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes, costs related to the design and development of new products and enhancement of existing products, marketing programs, consulting, travel, and depreciation expenses. Personnel costs are our largest expense, representing $16.0 million, or 63%, and $12.7 million, or 64%, of our total operating expenses for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, personnel costs were $30.7 million, or 63%, and $24.9 million, or 63%, respectively, of our total operating expenses. We allocate overhead such as our information technology expenses, including personal costs, and facility expenses based on headcount. Due to our headcount growth, we have increased the leased square footage for our corporate headquarters in Lexington, Massachusetts and our capital expenditures for leasehold improvements and information technology equipment.

The following table sets forth our operating expenses.

	Three Months Ended June 30,		Period-to-Period		Six Months Ended June 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Operating expenses
Research and development	$7,840	$6,291	$1,549	24.6%	$14,711	$12,827	$1,884	14.7%
Percentage of revenue	26.2%	27.1%			26.5%	30.0%
Sales and marketing	12,999	11,216	1,783	15.9%	25,018	21,635	3,383	15.6%
Percentage of revenue	43.4%	48.3%			45.0%	50.7%
General and administrative	4,590	2,311	2,279	98.6%	9,170	5,324	3,846	72.2%
Percentage of revenue	15.3%	9.9%			16.5%	12.5%

Total operating expenses	$25,429	$19,818	$5,611	28.3%	$48,899	$39,786	$9,113	22.9%

Percentage of revenue	84.9%	85.3%			87.9%	93.2%
Headcount
Research and development	117	94	23	24.5%	117	94	23	24.5%
Sales and marketing	154	127	27	21.3%	154	127	27	21.3%
General and administrative	40	35	5	14.3%	40	35	5	14.3%
Information technology	13	13	—	—	13	13	—	—

Total	324	269	55	20.4%	324	269	55	20.4%

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

Comparison of three months ended June 30, 2015 and 2014

Research and development expenses increased by $1.5 million, or 25%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was primarily driven by increased payroll and related expenses of $1.6 million, as a result of increase in the number of employees during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The timing for new hires may vary on a quarterly basis and is not indicative of any trend. The increase was partially offset by a decrease of $62,000 in consulting expenses for our third-party developers located in the Ukraine and Argentina during the three months ended June 30, 2015, as compared to three months ended June 30, 2014, as the result of the timing of our projects related to our product development and release cycle.

Comparison of six months ended June 30, 2015 and 2014

Research and development expenses increased by $1.9 million, or 15%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was primarily driven by increased payroll and related costs of $2.2 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase in payroll and related costs was primarily due to our increase in the number of employees during the six months ended June 30, 2015, as compared to the same period in 2014. The timing for new hires may vary on a quarterly basis and is not indicative of any trend. Consulting expenses for our third-party developers located in Ukraine and Argentina decreased by $263,000, as the result of the timing of our projects related to our product development and release cycle.

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

Comparison of three months ended June 30, 2015 and 2014

Sales and marketing expenses increased by $1.8 million, or 16%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was attributable to increased spending on sales-related costs of $1.0 million and marketing and business-development related costs of $761,000 as we continue to invest in building our brand as well as our sales force. The increase in sales-related costs was primarily due to increased payroll and related costs of $682,000, which includes commissions, increased consulting costs of $153,000, increased travel costs of $64,000, and increased hiring costs of $58,000. In addition, increase in marketing and business-development related costs were attributable to increased payroll and related costs of $462,000 and increased marketing and promotion costs of $291,000.

Comparison of six months ended June 30, 2015 and 2014

Sales and marketing expenses increased by $3.4 million, or 16%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was attributable to an increase in spending on sales related costs of $1.8 million and marketing and business-development related costs of $1.6 million as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs was primarily due to increased payroll and related costs of $1.3 million, which includes commissions, due to our increased headcount, increase of $244,000 related to the Company’s sales events, increased consulting costs of $132,000 and increased hiring costs of $87,000. The increase in marketing and business-development related costs were primarily due to increased payroll and related expenses of $1.3 million and increased marketing and promotion expenses of $319,000.

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

Comparison of three months ended June 30, 2015 and 2014

General and administrative expenses increased by $2.3 million, or 99%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to increased payroll and related costs of $544,000, increased consulting and professional fees of $966,000, primarily for costs associated with our acquisition of HT Systems, and increased insurance expense of $176,000 as a result of the insurance requirements associated with being a publicly traded company. The three months ended June 30, 2015 included an increase of $29,000 in our contingent liability as compared to a reduction of $503,000 during the three months ended June 30, 2014.

Comparison of six months ended June 30, 2015 and 2014

General and administrative expenses increased by $3.8 million, or 72%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was driven primarily by increased payroll and related costs of $963,000 as a result of increased headcount, increased professional fees and consulting services of $1.4 million, which includes $709,000 of transaction costs related to our acquisition of HT Systems and increased costs as a result of becoming a public company, increased insurance expense of $341,000 in as a result of changes in our insurance coverage due to becoming a public company, increased expenses for corporate events of $464,000 and an increase of $50,000 in our contingent liability as compared to a reduction of $464,000 during the six months ended June 30, 2014.

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

	Three Months Ended June 30,		Period-to-Period		Six Months Ended June 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Foreign currency exchange gain (loss)	$150	$4	$146	3650.0%	(312)	(127)	$(185)	145.7%
Percentage of revenue	0.5%	0.0%			-0.6%	-0.3%
Interest and other income (expense), net	(4)	(35)	31	-88.6%	(20)	(65)	45	-69.2%
Percentage of revenue	0.0%	-0.2%			0.0%	-0.2%

Total other income (expense)	$146	$(31)	$177	-571.0%	$(332)	$(192)	$(140)	72.9%

Comparison of three months ended June 30, 2015 and 2014

Other income increased by $177,000 during the three months ended June 30, 2015 as compared to three months ended June 30, 2014. The increase was primarily driven by foreign exchange gains recognized during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Comparison of six months ended June 30, 2015 and 2014

Other expenses increased by $140,000 during the six months ended June 30, 2015 as compared to six months ended June 30, 2014. The increase was primarily driven by foreign exchange losses recognized during the three months ended March 31, 2015 partially offset by foreign exchange gains recognized during the three months ended June 30, 2015 due to a minor weakening of the U.S. dollar against the Euro and Pound Sterling. We have cash and accounts receivable denominated in the Euro and Pound Sterling as a result of our European operations.

Income tax expense

	Three Months Ended June 30,		Period-to-Period		Six Months Ended June 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$ %		Amount	Amount	$ %
Income taxes	$727	$61	$666	1091.8%	764	87	$677	778.2%
Percentage of revenue	2.4%	0.3%			1.4%	0.2%

Comparison of three and six months ended June 30, 2015 and 2014

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our activities outside of the United States are subject to local country income tax and in some circumstances are subject to U.S. income tax. To date, we have incurred cumulative U.S. operating losses and maintain a full valuation allowance on our net deferred tax assets. Therefore, we have not recorded any U.S. tax provision associated with income from operations and our effective tax rate differs from the U.S. statutory rate. Our tax expense recorded primarily relates to $173,000 of deferred tax expense associated with long term deferred tax liabilities related to tax basis in acquired goodwill and a tax expense of $83,000 on earnings of certain foreign subsidiaries and to a lesser extent state income taxes.

During the three months ended June 30, 2015, we corrected an error by recording a $535,000 out of period adjustment for the cumulative amount of deferred tax expense associated with post-acquisition adjustments made to our Validus contingent consideration. We also recorded a reduction to income tax expense of $13,500 for the six months ended June 30, 2015.

See Footnote 12, Income Taxes for additional details on these adjustments.

Liquidity and capital resources

Resources

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities.

Cash and cash equivalents

As of June 30, 2015, we had $54.7 million of cash and cash equivalents, of which $519,000 was held in our foreign subsidiaries. Our cash is invested in money market funds or in cash deposit accounts, and is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

On April 30, 2015, we used approximately $18.9 million in cash to acquire HT Systems, a provider of palm-vein based biometric patient identification systems, in order to enter into the positive patient identification market.

We believe our cash and cash equivalents, $15.0 million revolving credit agreement and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(5,102)	$(4,742)
Net cash used in investing activities	(19,967)	(1,354)
Net cash provided by financing activities	1,215	78,506
Effect of exchange rates on cash and cash equivalents	3	100

Net (decrease) increase in cash and cash equivalents	$(23,851)	$72,510

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

Our cash used in operating activities during the six months ended June 30, 2015 was primarily due to a net loss of $12.1 million adjusted for $4.2 million of non-cash expenses that included $1.7 million of depreciation and amortization, $1.8 million in stock-based compensation, deferred income taxes of $694,000, a loss on disposal of fixed assets of $14,000 and an increase of $50,000 due to increase in the fair value of the contingent purchase price liability. Net increase in working capital amounted to $2.8 million attributable to decreases in accounts receivable of $4.5 million, an increase in accounts payable of $1.0 million, an increase in deferred revenue of $604,000, and an increase in other liabilities of $279,000. These increases were partially offset by a decrease in accrued expenses of $3.0 million, and an increase in prepaid expenses and other current assets of $616,000.

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

During the six months ended June 30, 2015, our cash expenditures related to investing activities were acquisition of HT Systems for $18.9 million, purchase of three patents for $437,000, and purchase of property and equipment for $644,000, which was primarily driven by the increase in leasehold improvements, computer equipment and furnishings for our corporate headquarters, as well as increases in computer equipment for our increased headcount.

Net cash provided by financing activities

Our primary financing activities have consisted of proceeds from the exercise of stock options as well as proceeds from and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the six months ended June 30, 2015, cash provided by financing activities primarily consisted of $684,000 proceeds from the Company’s employee stock purchase plan and $853,000 of proceeds from the exercise of stock options, partially offset by $322,000 in payments in connection with our debt, capital leases and royalty obligations.

Requirements

Capital expenditures

We have made capital expenditures primarily for leasehold improvements and furniture and fixtures related to the expansion of our corporate headquarters, as well as information technology equipment to support our increased headcount, product enhancement and development and our overall growth. Our capital expenditures totaled $644,000 and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

We expect our 2015 capital expenditures to be consistent with previous periods presented, with expenditures primarily related to, equipment to support product development, facility expansions and other general purposes to support our growth.

Contractual obligations and commitments

There have been no other significant changes in contractual obligations from those disclosed in the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2015, except for the following: during the three months ended March 31, 2015, we amended our lease agreement for our corporate headquarters to lease approximately 21,000 of additional square footage. The amendment increased the total square footage leased to approximately 93,000 and extended the term through December 2021. The additional rent expense is approximately $7.9 million over the revised extended term and the landlord has agreed to contribute approximately $735,000 towards leasehold improvements.

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

We maintain foreign cash accounts denominated in the Euro and British Pound Sterling, to fund our foreign operations and collect foreign accounts receivables. We generally invoice our customers in the currencies of the countries in which the customer is located. At June 30, 2015, our foreign accounts receivable balances were primarily denominated in the Euro, British Pound Sterling and the Australian Dollar.

Our customer contracts are generally denominated in the currencies of the countries in which the customer is located which exposes us to risk associated with sales made in foreign currencies. Our historical revenue has been denominated in U.S. dollars, the Euro and British Pound Sterling. The functional currency for our foreign operations is denominated in the local currency and as a result operating expenses related to our foreign locations are impacted by fluctuations in foreign currency exchange rates. Increases and decreases in our foreign denominated revenue due to fluctuations in foreign currency exchange rates are somewhat offset by the currency fluctuations in our operating expenses that are denominated in foreign currencies

If the foreign currency exchange rates fluctuated by 10% as of June 30, 2015, our foreign currency exchange gain or loss would have fluctuated by $592,000.

Interest rate risk

At June 30, 2015, we had cash and cash equivalents of $54.7 million. We maintain substantially all of our cash equivalents in an institutional money market mutual fund. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At June 30, 2015, we had a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an outstanding balance of $161,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We incurred a $12.1 million net loss for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $119.7 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication, access management and secure communication solutions for the healthcare industry. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions and products for those solutions, and our ability to enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to address security concerns in the healthcare setting, improve clinical workflows related to the utilization of healthcare information technology systems, and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

We depend on sales of our Imprivata OneSign solution in the healthcare industry for a substantial portion of our revenue, and any decrease in its sales would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our revenue to date has been derived from sales to the healthcare industry of Imprivata OneSign, our authentication and access solution. We anticipate that sales of our Imprivata OneSign solution to the healthcare industry will continue to represent a substantial portion of our revenue for the foreseeable future. Any decrease in revenue from sales of this solution would have a material adverse effect on our business. Healthcare organizations are currently facing significant budget constraints, increasing demands resulting from a growing number of patients, and impediments to obtaining third-party reimbursements and patient payments for their services. Although healthcare organizations are currently allocating funds for capital and infrastructure improvements to benefit from governmental initiatives, they may not choose to prioritize or implement authentication or access management solutions as part of those efforts at this time, or at all, due to financial and resource constraints. Even if clinicians determine that our Imprivata OneSign solution provides benefits over their existing authentication and access management solutions, their healthcare organizations may not have, or may not be willing to spend, the resources necessary to purchase, install and maintain information technology systems, adopt our Imprivata OneSign solution, add licensed users in other departments or purchase additional products and services from us.

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

We do not anticipate that sales of our solutions, including Imprivata OneSign, in non-healthcare industries will represent a significant portion of our revenue for the foreseeable future. Additionally, we do not expect that sales of our other solutions will represent a significant portion of our revenue for the foreseeable future. As a result, decreased revenue from sales of our Imprivata OneSign solution in the healthcare industry would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to attract new customers and retain and increase sales to our existing customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our success and growth strategy depends in part upon the purchase of our authentication, access management and secure communication solutions by new customers. Our sales and marketing efforts seek to demonstrate to potential new customers that our solutions improve security, streamline clinician workflow and increase productivity, enhance the value of existing investments in healthcare information technology, and help ensure compliance with complex privacy and security regulations. If we are not able to persuade new customers that our solutions provide these benefits, or if we fail to generate sufficient sales leads through our marketing programs, then we will not be able to attract new customers, which would have a material adverse effect on our business, financial condition and results of operations.

In most cases, our customers initially license our solutions for a limited number of departments within a healthcare organization. After the initial sale, our customers frequently add licensed users in other departments, functional groups and sites and buy additional products and services over time. Factors that may affect our ability to retain and increase sales to our existing customers include the quality of our customer service, training and technology, as well as our ability to successfully develop and introduce new solutions and products. Additionally, our customers may stop using our solutions or may not renew agreements for services, including software maintenance, for reasons entirely out of our control, such as a reduction in their budgets. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully develop and introduce new solutions and products for existing solutions, our business, financial condition and results of operations could be adversely affected.

Our success depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new solutions and products to keep pace with technological developments and market requirements both within our industry and in related industries. However, we may not be able to develop, introduce, acquire and integrate new solutions and products in response to our customers’ changing requirements in a timely manner or on a cost-effective basis, or that sufficiently differentiate us from competing solutions such that customers choose to purchase our solutions. For example, healthcare organizations may shift their existing information technology infrastructure from on-site services to cloud-based services, which may not be compatible with our solutions, requiring us to develop new products or to re-engineer our existing products. In addition, healthcare organizations may adopt mobile applications more quickly than we have anticipated, requiring us to accelerate the development of mobile versions of our solutions. If any of our competitors implement new technologies before we are able to implement them or better anticipates the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing customer systems and workflows. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected.

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

In March 2010, comprehensive healthcare reform legislation was enacted in the United States through the Patient Protection and Affordable Health Care for America Act and the Health Care and Education Reconciliation Act. This law has increased health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility, and to affect third-party reimbursement levels for healthcare organizations. We cannot predict what effect federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, implemented at the state level, will have on us or our healthcare customers.

In addition, our healthcare customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our solutions. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Our sales cycles for new customers can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our authentication, access management and secure communication solutions, including demonstrating the potential of our solutions in improving security, streamlining clinician workflow and increasing productivity. Potential customers may undertake a significant evaluation process to assess their existing healthcare information technology infrastructure, as well as our solutions. This assessment can result in a lengthy and unpredictable sales cycle. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, cancellation of any implementation after it has begun might result in lost time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying customers in that same period of time. These factors may contribute to significant fluctuations in our revenue and operating results.

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

Our revenue and operating results may be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our revenue and operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to purchase security and productivity information technology solutions;

•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain third-party reimbursement for their services;

•	our ability to develop and introduce new solutions and products and enhance existing solutions that achieve market acceptance;

•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;

•	our ability to forecast demand and manage lead times for the manufacture of hardware used in our solutions;

•	the mix of our product and service revenue and pricing, including discounts by us or our competitors; and

•	the timing of when orders are fulfilled and revenue is recognized.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the six months ended June 30, 2015 and 2014, 8% of our total revenues were derived from our largest sales partner.

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

We depend on sole source suppliers and a contract manufacturer for hardware components of our solutions. If we are unable to source our components from them or effectively forecast our customer demand to properly manage our inventory, our business and operating results could be adversely affected.

We depend on sole source suppliers for hardware components of our solutions. We rely upon Cross Match Technologies, Inc. (formerly DigitalPersona, Inc.) as the only provider of our fingerprint readers used in our Imprivata OneSign solution, which we purchase from Avnet, Inc. on a purchase order basis. We do not have the benefit of a long-term supply agreement or supply commitment. We currently purchase all of our proximity cards used in our Imprivata OneSign solution from RF IDeas, Inc., or RF IDeas. We believe alternative sources of proximity cards are available. We rely on Fujitsu Computer Products of America, Inc., or Fujitsu, as the only provider of our palm vein readers used in our Imprivata PatientSecure solution. In addition, we depend on a contract manufacturer to produce certain other hardware components for our solutions. Our agreements with RF IDeas, Fujitsu and our contract manufacturer renew automatically on an annual basis. These agreements do not contain supply commitments. As a result, we cannot assure you that our suppliers and contract manufacturer will be able to meet our requirements, which could adversely affect our business and operating results.

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

Since 2006, we have relied upon a third-party development provider in Lviv, Ukraine to assist with software development, quality assurance, testing and automation to reduce costs and to meet our customers’ needs in a timely manner. These services are performed pursuant to statements of work under a master services agreement. The development provider may terminate its agreement with us without cause with 60 days’ notice, unless a statement of work is in progress. While they have been dependable in the past, we have less control over the development provider’s performance than if it was comprised of our employees or if the development provider was located in the United States. As a result, we are subject to the risk that the development provider will not perform as anticipated. Furthermore, in recent periods, Ukraine has experienced military action, civil unrest and political and economic uncertainties. The evolving economic, political and social developments in Ukraine may materially and adversely affect the operations of the development provider in ways beyond their control and may constrain our ability to assert or defend our contractual or other legal rights relating to our relationship with the development provider and its handling of our intellectual property.

Since June of 2014, we have also relied upon a third-party developer in Buenos Aires, Argentina to assist with software development, quality assurance, testing and automation to reduce costs and to meet our customers’ needs in a timely manner. These services are performed pursuant to statements of work under a master services agreement. The development provider may terminate its agreement with us without cause with 30 days’ notice, unless a statement of work is in progress. We have less control over the development provider’s performance than if it was comprised of our employees or if the development provider were located in the United States.

If we are unable to rely upon either of these development providers for the reasons stated above or for other reasons, we may be required to shift development projects to our employees or to one or more other independent contractors. As a result, we may face increased costs and delays in our ability to introduce new solutions or products or provide services. These risks could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to manage our growth effectively, or if our business does not grow as we expect, our operating results will be adversely affected.

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009, to $97.0 million for the year ended December 31, 2014. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 429 at June 30, 2015. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each quarter is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous quarters. In each of the years ended December 31, 2014, 2013, 2012, 2011 and the six months ended June 30, 2015, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

We primarily operate in the rapidly evolving and highly competitive healthcare market, and if we fail to effectively respond to competitive pressures, our business, financial condition and operating results could be adversely affected.

The market for security and productivity information technology solutions within the healthcare market is highly fragmented, consisting of a significant number of vendors that is rapidly changing. Competition in our market is primarily based on:

•	brand awareness and reputation;

•	breadth of our solutions set and ease of implementation, use and management;

•	breadth of product distribution;

•	strategic relationships and ability to integrate with software and device vendors; and

•	product innovation and ability to meet customer needs.

We believe our primary competitor in the healthcare industry in which our Imprivata OneSign solution competes is Caradigm USA LLC, a joint venture of General Electric Company and Microsoft Corporation. We expect competition to intensify in the future with existing competitors and market entrants. Our competitors in the healthcare market for authentication and access management solutions include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within healthcare organizations, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a separate supplier, regardless of performance or features. Increased competition may result in additional pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, which could adversely affect our business, financial condition and operating results.

Our Imprivata Cortext solution competes in the market for secure communications in the healthcare market. Our Imprivata Confirm ID solution competes in the market for electronic prescribing of controlled substances. Our Imprivata PatientSecure solution competes in the market for biometric positive patient identification in the healthcare market. These markets are highly fragmented, consisting of a large number of rapidly changing vendors. We believe our primary competitor in secure communications in the healthcare market is TigerText. We expect competition to intensify in the future with existing competitors and market entrants in each of the markets in which our Imprivata Cortext, Imprivata Confirm ID and Imprivata PatientSecure solutions compete. As in the healthcare market for authentication and access management solutions, competitors in these markets include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing.

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

On April 30, 2015, we acquired our Imprivata PatientSecure solution when we consummated the acquisition of HT Systems, LLC. In the future we may acquire additional businesses, technologies or assets that we believe to be complementary or strategic. We may not achieve the anticipated strategic or financial benefits, or be successful in integrating HT Systems, LLC or other acquired businesses, technologies or assets. If we cannot effectively integrate newly-acquired technologies and solutions and successfully market and sell these new product offerings, we may not achieve market acceptance for, or significant revenue from, these new technologies and solutions.

Integrating newly-acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. If we acquire or invest in additional businesses, technologies or assets, we will be further exposed, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing solutions;

•	encounter difficulties leveraging our existing sales and marketing organizations, and sales channels, to increase our revenue from acquired businesses, technologies or assets;

•	find that the acquiree’s customers chose not to do business with us;

•	find that the acquisition does not further our business strategy, that we overpaid for the acquisition or that the economic conditions underlying our acquisition decision have changed;

•	have difficulty retaining the key personnel of acquired businesses;

•	suffer disruption to our ongoing business and diversion of our management’s attention as a result of the negotiation of any acquisition as well as related transition or integration issues and the challenges of managing geographically or culturally diverse enterprises; and

•	experience unforeseen and significant problems or liabilities associated with quality, technology and legal contingencies relating to the acquisition, such as intellectual property or employment matters.

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

The software and hardware contained in our solutions are complex and may contain undetected errors that could have a material adverse effect on our business, financial condition and operating results.

Our solutions incorporate complex technology, are used in a variety of healthcare settings and must interoperate with many different types of complex devices and information technology systems. While we test our solutions for defects and errors prior to release, we or our customers may not discover a defect or error until after we have deployed our solutions and our customers have commenced general use of the solution. If we cannot successfully integrate our authentication, access management and secure communication solutions with health information systems as needed or if any hardware or software of these health information systems contains any defect or error, then our solutions may not perform as designed, or may exhibit a defect or error.

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

Our solutions are utilized by clinicians in the course of providing patient care. It is possible that our healthcare customers may allege we are responsible for harm to patients or clinicians due to defects in, the malfunction of, the characteristics of, or the use of, our solutions. In addition, because our customers rely on our solutions to access health records and to prevent unauthorized access to protected health information, or PHI, a malfunction or design defect in one or more of our products could result in legal or warranty claims against us for damages resulting from security breaches. Although our customer agreements contain disclaimers of liability that are intended to reduce or eliminate our potential liability, we could be required to spend significant amounts of management time and resources to defend ourselves against product liability, tort, warranty or other claims. Additionally, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. If any such claims were to prevail, we could be forced to pay damages or stop distributing our solutions. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our business. We maintain general liability insurance coverage, including coverage for errors and omissions; however, this coverage may not be sufficient to cover large claims against us or otherwise continue to be available on acceptable terms. Further, the insurer could attempt to disclaim coverage as to any particular claim. Such circumstances could have a material adverse effect on our business, financial condition and results of operations.

The market for biometric technology is still developing. There can be no assurance that Imprivata PatientSecure solution will be successful.

The market for Imprivata, PatientSecure, our positive patient identification solution using biometric technology, is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products or technologies. Several organizations set standards for biometrics to be used in identification and documentation. Although we believe that our biometric technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products and services. If the biometrics industry adopts standards or a platform different from the one we use in our solution, then our competitive position would be adversely affected.

Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of identifying individuals, the market for biometric technology remains a developing and evolving market. Acceptance of biometrics as an alternative to traditional methods of identifying patients depends upon a number of factors including: the performance and reliability of biometric solutions; costs involved in adopting and integrating biometric solutions; public perception regarding privacy concerns; and potential privacy legislation. For these reasons, we are uncertain whether our biometric technology will gain widespread acceptance in the healthcare market. Even if there is significant demand, there can be no assurance that our solution will achieve market acceptance or be successful.

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

Although we currently derive a relatively small portion of our revenue from customers outside of the United States, a key element of our growth strategy is to expand internationally. Our international expansion efforts might not be successful in creating demand for our products and services or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	difficulties integrating our solutions with information technology systems and processes with which we do not have experience;

•	political and economic instability in, or foreign conflicts that involve or affect, the countries where we operate and sell our solutions;

•	difficulties in staffing and managing personnel and sales partners;

•	the need to comply with a wide variety of foreign laws and regulations, including privacy and security regulations, requirements for export controls for encryption technology, employment laws, changes in tax laws and tax audits by government agencies;

•	competitors who are more familiar with local markets;

•	challenges associated with delivering services, training and documentation in foreign languages;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	limited or unfavorable intellectual property protection in some countries.

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

Our ability to sell our solutions is dependent upon our ability to provide high-quality services and support. Our services team assists our customers with their clinical workflow design, authentication and access management solution configuration, training and project management during the pre-deployment and deployment stages. Once our solutions are deployed within a customer’s facility, the customer typically depends on our services team to help resolve technical issues, assist in optimizing the use of our solutions and facilitate adoption of new functionality. For instance, a substantial proportion of our customers in the United States rely on our Imprivata OneSign solution as a means to access their electronic health record, or EHR, systems that they implement to meet regulatory standards for adoption, or “meaningful use,” of EHR technologies. If our solutions do not adequately facilitate our customers’ attainment of meaningful use requirements as defined by the relevant regulatory authorities and interpreted by our customers, or if deployment of our solutions is unsatisfactory, we may incur significant costs to attain and sustain customer satisfaction. As we hire new services personnel, we may inadvertently hire underperforming people who will have to be replaced, or fail to effectively train such employees. If we do not effectively assist our customers in deploying our solutions, succeed in helping our customers resolve technical and other post-deployment issues, or provide effective ongoing services, our ability to expand the use of our solutions with existing customers and to sell our solutions to new customers will be harmed. In addition, the failure of channel partners to provide high-quality services in markets outside of the United States could adversely affect sales of our solutions internationally.

We face potential liability related to the privacy and security of protected health information accessed or collected through our solutions.

Our customers who use our Imprivata OneSign solution handle, access or store PHI, in the ordinary course of their business. In the United States, the manner in which these customers manage PHI is subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, the health data privacy, security and breach notification regulations issued pursuant to these statutes, in addition to state privacy, security and breach notification laws and regulations applicable to such health information. These customers rely on our Imprivata OneSign solution as a tool to facilitate their compliance with applicable health data privacy and security standards. Specifically, HIPAA-covered health care providers are required to implement technical data security safeguards, certain of which are supported by Imprivata OneSign. The failure of our Imprivata OneSign solution to perform an essential function for which it was designed could result in a breach of our obligations under our customer contracts, which could result in monetary damages, adverse publicity, and have an adverse impact on our business.

We also directly handle, access or store PHI in connection with our commercial solutions, such as our Imprivata Cortext solution, which is a secure, cloud-based communication platform that provides healthcare organizations and healthcare providers with secure SMS texting and messaging capabilities. Although we are transmitting and storing PHI in encrypted format for such customers, and do not, in the ordinary course of our business, require access to such PHI, we are deemed to be a “business associate” of such customers and as such are directly subject to certain HIPAA and HITECH Act requirements as well as contractual obligations that may be imposed by our customers pursuant to their HIPAA and HITECH Act requirements. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of PHI. Our failure to effectively implement the required or addressable health data privacy and security safeguards and breach notification procedures, our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions or an allegation that defects in our products have resulted in noncompliance by our customers could result in a breach of our contractual obligations to our customers, or create material civil and/or criminal liability for us, which could result in adverse publicity and have a material adverse effect on our business.

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

Our revenue depends significantly on general economic conditions and the demand for our authentication, access management and secure communication solutions in the healthcare market. Our healthcare customers may experience declining revenues from the decreased utilization of healthcare services and diminishing margins due to impediments in obtaining third-party reimbursement and patient payments. These factors may result in constrained spending on such solutions. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Such factors could make it difficult to accurately forecast our sales and operating results and could adversely affect our ability to provide accurate forecasts to our suppliers and contract manufacturer and manage our supplier and contract manufacturer relationships and other expenses. Economic weakness faced by us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on information technology products and services could have a material adverse effect on demand for our solutions and consequently on our business, financial condition and results of operations.

The market size estimates we have provided publicly may prove to be inaccurate and may not be indicative of our future growth.

Because of rapid and significant technological changes in the market for security and productivity IT in the healthcare industry, it is difficult to predict the size of the market and the rate at which the market for our solutions and services will grow or be accepted. While the estimates of the total available market we have provided publicly are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not prove to be accurate. This is particularly the case with respect to estimating the size of the international component of the market.

Our Imprivata Cortext solution uses a third-party data service provider for web hosting services. Any operational delay or failure of our Imprivata Cortext solution could expose us to litigation, harm our relationships with customers and have a material adverse effect on our brand and our business.

Our Imprivata Cortext solution utilizes a cloud-based third-party data service provider for web hosting services. We exercise limited control over this third-party data service provider, which increases our vulnerability with respect to the technology and information services it provides. In addition, if we are unable to renew the agreement with the third-party data service provider on commercially reasonable terms, we may be required to transfer our services to new data service providers and we may incur significant costs and possible service interruption in connection with doing so. Our Imprivata Cortext solution provides communication and information to assist healthcare organizations. Any operational delay or failure of our Imprivata Cortext solution might result in the disruption of patient care and could harm our relationships with customers, expose us to litigation or have a material adverse effect on our brand and our business.

We anticipate that sales of our Imprivata Confirm ID solution will be driven primarily by legislation requiring that prescriptions be sent electronically. Failure or delay in the enactment of such laws could cause sales of our Imprivata Confirm ID to be adversely affected.

Our Imprivata Confirm ID solution simplifies healthcare providers’ compliance with laws requiring electronic prescriptions of controlled substances, or EPCS, and helps healthcare providers address workflow inefficiencies and the potential for fraud associated with paper-based prescriptions. Consequently, we anticipate that sales of Imprivata Confirm ID will be driven primarily by state and federal mandates requiring that prescriptions be sent electronically. For example, New York’s I-STOP (Internet System for Tracking Over-Prescribing) law mandates that all patient medications be prescribed electronically. The deadline for prescribers to comply with I-STOP is March 27, 2016. If other states fail to enact legislation requiring that prescriptions be sent electronically or if existing requirements for electronic prescriptions are scaled-back, our ability to sell Imprivata Confirm ID solution may be adversely affected.

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

We might lose sales or incur significant expenses if states or foreign jurisdictions successfully impose broader guidelines on state sales and use or similar foreign taxes. A successful assertion by one or more states or foreign jurisdictions requiring us to collect sales or other taxes on the licensing of our solutions or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. Each state or foreign jurisdiction has different rules and regulations governing sales and use or similar foreign taxes, and these rules and regulations are subject to varying complex interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use or similar foreign taxes in a particular state or foreign jurisdiction, engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use or similar taxes or related penalties for past sales in states or foreign jurisdictions where we currently believe no such taxes are required.

Vendors of solutions and services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our customer contracts typically provide that our customers must pay all applicable sales and similar taxes. Nevertheless, our customers might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial.

Moreover, imposition of such taxes on us going forward will effectively increase the cost of our solutions and services to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

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

A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities that are coordinated with our corporate headquarters in the Boston, Massachusetts area and our Santa Cruz, California, San Francisco, California and Tampa, Florida offices. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, in the Boston, Massachusetts, Santa Cruz, California, San Francisco, California or Tampa, Florida areas could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could have a material adverse effect on our business, operating results and financial condition.

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

In addition, the stock market in general, and the market for technology companies serving the healthcare industry in particular, has at times experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

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

There are 24,319,784 shares of our common stock outstanding, based on the number of shares outstanding as of June 30, 2015. An aggregate of 1,995,439 shares of our common stock are reserved for future issuance under our stock option plans, and 627,033 shares of our common stock are reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. In addition, on July 1, 2015, we filed a shelf registration statement on Form S-3 to register the sale of up to 13,395,230 shares of our common stock held by our existing stockholders. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 62.8% of our common stock outstanding, based on the number of shares outstanding as of June 30, 2015. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company.” We will remain an emerging growth company until the earliest of: the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, the date on which we issue more than $1 billion in non-convertible debt securities in a three-year period, or the last day of the fiscal year following the fifth anniversary of our initial public offering.

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

During the six months ended June 30, 2015, we used a total of $22.1 million of our offering proceeds, of which $19.6 million related to our acquisition of HT Systems, $437,000 related to our purchase of patents and $2.1 million was used for working capital purposes. There has been no material change in the use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the preparation of our financial statements for the three months ended June 30, 2015, we identified an error in our accounting for deferred income taxes in prior periods related to our deferred income tax accounting for our 2011 acquisition of Validus. Specifically, we should have, but did not, record deferred income tax expense in connection with post acquisition adjustments made to the contingent consideration recorded in connection with the acquisition. We have corrected this error by recording an out of period adjustment for the cumulative amount of deferred tax expense associated with these adjustments totaling $535,000 in its three months ended June 30, 2015 financial results. Had these tax amounts been recorded timely, we would have recorded additional tax expense of $75,000, $322,000, and $138,000, in the years ended December 31, 2012, 2013, and 2014, respectively.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIVATA, INC.

DATED: July 31, 2015	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

3.2	Amended and Restated Bylaws of the Company, effective June 30, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014.

10.20*†	Securities Purchase Agreement, by and among HT Systems, LLC (“HT Systems”), the selling equity-holders of HT Systems (the “Sellers”), the representative of the Sellers and the Company, dated as of April 30, 2015.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Form 10-Q for the three and six months ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.