Form 10-Q
period 2015-09-30
Imprivata Inc
filed 2015-11-06
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 25,006,037 shares of the registrant’s common stock outstanding.

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

PART 1

Item 1.	Financial Statements.

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$51,925	$78,524
Accounts receivable, net of allowances	26,594	25,335
Prepaid expenses and other current assets	4,819	3,516
Total current assets	83,338	107,375
Property and equipment, net	8,109	7,640
Goodwill	13,819	1,560
Intangible assets, net	5,131	1,499
Other assets	898	105
Total assets	$111,295	$118,179
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,402	$2,498
Accrued expenses and other current liabilities	9,343	10,565
Current portion of capital lease obligations and long-term debt	481	625
Current portion of other long-term liabilities	240	288
Current portion of deferred revenue	36,265	33,120
Current portion of contingent purchase price liability	525	152
Total current liabilities	52,256	47,248
Deferred revenue, net of current portion	5,043	4,021
Deferred tax liability	694	-
Capital lease obligations, long-term debt and royalty obligations, net of current portion	279	619
Other long-term liabilities, net of current portion	1,826	1,535
Contingent purchase price liability, net of current portion	178	480
Total liabilities	60,276	53,903
Commitments and contingencies (Note 10)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2015 and December 31, 2014; 24,958,464 and 23,742,467 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25	24
Additional paid-in capital	178,003	171,903
Accumulated other comprehensive loss	(119)	(100)
Accumulated deficit	(126,890)	(107,551)
Total stockholders' equity	51,019	64,276
Total liabilities and stockholders' equity	$111,295	$118,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue
Product	$15,800	$14,133	$45,017	$35,632
Maintenance and services	13,482	11,145	39,869	32,320
Total revenue	29,282	25,278	84,886	67,952
Cost of revenue
Product	4,442	4,287	11,954	8,922
Maintenance and services	5,458	4,353	15,681	12,946
Total cost of revenue	9,900	8,640	27,635	21,868
Gross profit	19,382	16,638	57,251	46,084
Operating expenses
Research and development	8,496	6,425	23,207	19,252
Sales and marketing	12,959	11,129	37,976	32,764
General and administrative	4,886	3,162	14,055	8,486
Total operating expenses	26,341	20,716	75,238	60,502
Loss from operations	(6,959)	(4,078)	(17,987)	(14,418)
Other income (expense)
Foreign currency exchange gain (loss)	(170)	(279)	(482)	(406)
Interest and other income (expense), net	(10)	(65)	(31)	(130)
Loss before income taxes	(7,139)	(4,422)	(18,500)	(14,954)
Income taxes	75	32	839	119
Net loss	(7,214)	(4,454)	(19,339)	(15,073)
Accretion of redeemable convertible preferred stock	—	—	—	(2,442)
Net loss attributable to common stockholders	$(7,214)	$(4,454)	$(19,339)	$(17,515)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.29)	$(0.19)	$(0.80)	$(1.64)
Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	24,654	23,706	24,225	10,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(7,214)	$(4,454)	$(19,339)	$(15,073)
Other comprehensive loss:
Foreign currency translation adjustments	(25)	(61)	(19)	85
Comprehensive loss	$(7,239)	$(4,515)	$(19,358)	$(14,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock			Accumulated
	par value		Additional	other
	$0.001		paid-in	comprehensive	Accumulated
(in thousands)	Shares	Amount	capital	loss	deficit	Total
Balance - January 1, 2015	23,742	$24	$171,903	$(100)	$(107,551)	$64,276
Exercise of common stock options	1,111	1	1,886			1,887
Stock-based compensation expense			2,996			2,996
Employee stock purchase plan	104	1	1,218			1,219
Common stock grants	1	(1)				(1)
Net loss					(19,339)	(19,339)
Other comprehensive loss				(19)		(19)
Balance - September 30, 2015	24,958	$25	$178,003	$(119)	$(126,890)	$51,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(19,339)	$(15,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,711	2,241
Provision for doubtful accounts	(2)	90
Stock-based compensation	2,996	1,126
Loss on disposal of fixed assets	16	66
Change in value of contingent purchase price liability	71	(448)
Deferred income taxes	694	—
Changes in operating assets and liabilities:
Accounts receivable	4,192	380
Prepaid expenses and other current assets	(2,072)	(856)
Deferred revenue	2,115	3,977
Accounts payable	2,662	(723)
Accrued expenses and other current liabilities	(1,805)	(201)
Other liabilities	243	12
Net cash used in operating activities	(7,518)	(9,409)
Cash flows from investing activities:
Purchases of property and equipment	(1,791)	(2,723)
Purchases of intangible assets	(852)	—
Acquisition of business	(18,955)	—
Net cash used in investing activities	(21,598)	(2,723)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	80,213
Deferred offering costs	—	(3,287)
Repayments for capital lease obligations, long-term debt and other	(483)	(497)
Proceeds from employee stock purchase plan	1,219	—
Proceeds from exercise of stock options	1,824	448
Net cash provided by financing activities	2,560	76,877
Effect of exchange rates on cash and cash equivalents	(43)	8
Net (decrease) increase in cash and cash equivalents	(26,599)	64,753
Cash and cash equivalents, beginning of period	78,524	13,284
Cash and cash equivalents, end of period	$51,925	$78,037
Supplemental disclosures of non-cash investing and financing activities:
Equipment purchases under capital leases	$—	$714
Property and equipment purchases included in accounts payable and accrued expenses	$837	$223
Deferred offering costs included in accounts payable, accrued expenses, and other current liabilities	$—	$118
Conversion of preferred stock to common stock	$—	$94,049
Accretion of preferred stock	$—	$2,442

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

In the opinion of Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position at September 30, 2015, the result of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

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

(c) Use of estimates

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

(d) Foreign currency

The foreign subsidiaries and branches use the local currency as the functional currency. The Company translates the assets and liabilities of its foreign operations into U.S. dollars based on the rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars using average exchange rates for each period. The resulting adjustments from the translation process are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Certain transactions of the Company are settled in foreign currency, and are thus translated to U.S. dollars at the rate of exchange in effect at the end of each month. Gains (losses) resulting from the translation are included in foreign exchange gains (losses) in the accompanying consolidated statements of operations.

2. Summary of significant accounting policies

The Company has not made any significant changes, other than the policy noted below regarding research and development and software development costs, in the application of its significant accounting policies as described in Note 2 of its audited consolidated financial statements for the year ended December 31, 2014 included in its 2014 Annual Report on Form 10-K filed with the SEC on March 11, 2015. See Note 2 in the 2014 Annual Report on Form 10-K for information about these critical accounting policies as well as a description of the “Summary of significant accounting policies.”

(a) Research and development and software development costs

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

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s product offerings, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s research and development groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company assesses the useful life of internal-use software once the development is complete and amortizes the completed costs on a straight line basis. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

(b) Recent accounting guidance

Recently adopted accounting updates

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance.  The Company has elected early adoption of this guidance, effective in the third quarter ended September 30, 2015.  During the three and nine months ended September 30, 2015, the Company recorded a measurement period adjustment which resulted in an immaterial impact. See note 3 for additional information.

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on the Company’s consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330).  ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company measures inventory using first-in, first out method and anticipates adopting this guidance. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

3. Business combination

HT Systems, LLC Acquisition

On April 30, 2015, the Company acquired 100% of the equity of HT Systems, LLC. (“HT Systems”), a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million less $120,000 of working capital adjustments, for total cash consideration paid of $19.0 million.

The acquisition of HT Systems and its PatientSecure biometric patient identification technology supports the Company’s long-term vision to be the leading provider of healthcare IT security solutions that increase provider productivity, enable patient engagement, and improve patient safety.

The Company may pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders, which will be determined based upon the achievement of certain sales targets over the two-year period following the transaction, provided, that the selling equity-holders remain employees of the Company when the earn-out consideration becomes payable. The earn-out consideration will be recognized in the Company’s consolidated financial statements as compensation expense as earned. For the three and nine month ended September 30, 2015, the Company has not recorded compensation expense associated with the earn-out consideration based on the probability of achieving sales targets.

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

During the three and nine months ended September 30, 2015, $0 and $709,000, respectively, of acquisition-related costs were incurred due to the HT Systems acquisition, which are included in general and administrative expenses in the consolidated statement of operations.

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

		Useful lives
(dollars in thousands)	Amount	(in years)
Assets:
Accounts receivable	$5,449
Prepaid expenses and other current assets	34
Property and equipment	59	3
Intangible assets	3,291	4 to 7
Liabilities assumed:
Accrued expenses	(85)
Deferred revenue	(2,052)

Net assets acquired	6,696
Goodwill	12,259
Total fair value consideration	$18,955

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

During the three months ended September 30, 2015, the Company recorded the following measurement period adjustments:

•	a $69,000 working capital adjustment to the opening balance sheet for pre-acquisition royalty receivables from a third party reseller not previously recorded in the acquiree’s opening balance sheet;
•	an increase in the fair value of deferred revenue acquired by $106,000, due to the refinement of the valuation estimates for deferred revenue; and
•	a $1.1 million increase to unbilled receivables as a result of reviewing the contractual billing obligations of the acquired customers for goods and services delivered in pre-acquisition periods.

These measurement period adjustments resulted in a $947,000 decrease in the amount of goodwill reported in the consolidated balance sheet at September 30, 2015.  As a result of the increase in deferred revenue, the Company would have recorded an additional $24,000 in maintenance revenue during the three months ended June 30, 2015.

As of September 30, 2015, the purchase accounting adjustments are preliminary and not yet finalized as the Company continues to evaluate the acquiree’s contractual obligations related to deferred revenues and unbilled receivables.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Pro forma revenue	$29,282	$26,738	$86,073	$72,725
Pro forma operating expenses	26,341	21,981	76,735	63,401
Pro forma net loss	(7,214)	(4,410)	(19,882)	(13,851)
Pro forma net loss per share basic and diluted	$(0.29)	$(0.19)	$(0.82)	$(1.53)

This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the Company’s results would have been had it operated the businesses since January 1, 2014.

For the three and nine months ended September 30, 2015, the Company’s consolidated revenue includes revenues from HT Systems of $712,000 and $883,000, respectively. Due to the continued integration of the combined business, it is impractical to determine the earnings of HT Systems beyond the measure of revenue.

4. Trade accounts receivable, net of allowances

The following table presents the Company’s trade accounts receivable, net:

	September 30,	December 31,
(in thousands)	2015	2014
Trade accounts receivable (1)	$25,696	$25,615
Unbilled receivables (2)	1,255	80
Total trade accounts receivable	26,951	25,695
Allowance for doubtful accounts	(158)	(161)
Allowance for sales returns	(199)	(199)
Total allowance	(357)	(360)
Trade accounts receivable, net	$26,594	$25,335

(1)	Trade accounts receivables represent amounts due from customers when the Company has invoiced for product, maintenance and/or professional services and it has not yet received payment.

(2)

Unbilled receivables represent amounts due from customers when the Company has delivered the goods and services, but the Company has not invoiced the customer due to the contractual terms of the arrangement.

As of September 30, 2015, the Company has $2.2 million of unbilled receivables primarily due to the acquisition of HT Systems, of which $1.3 million is included in total trade accounts receivable and $874,000 is included in other assets in the consolidated balance sheets for the long-term portion of the commitment.

5. Fair value measurements

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurements at September 30, 2015
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$5,689	$-	$-	$5,689
Certificates of deposit	-	97	-	97
Liabilities
Contingent consideration	-	-	703	703

	Fair value measurements at December 31, 2014
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$33,184	$-	$-	$33,184
Certificates of deposit	-	97	-	97
Liabilities
Contingent consideration	-	-	632	632

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis as of December 31, 2014. During the six months ended June 30, 2015, the Company completed an acquisition of HT Systems. Under the Acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair values which are level 3 inputs. Refer to Note 3 “Business combination” for additional information.

(d) Level 3 fair value measurements

Contingent consideration

The contingent liability associated with the acquisition of Validus is based on an earn-out capped at $9.8 million to be paid based on revenue generated using the respective purchased intellectual properties.

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

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

	September 30,	December 31,
(in thousands)	2015	2014
Beginning balance as of January 1st	$632	$1,008
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	71	(376)
Ending balance	$703	$632

This following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	September 30,	December 31,
	2015	2014
Discount Rate	17%	17%

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

6. Intangible assets

(a)	Purchased intangible assets

Acquisition of HT Systems

On April 30, 2015, the Company acquired the following intangible assets as a result of its acquisition of HT Systems:

		Useful lives
(in thousands)	Amount	(in years)
Technology	$2,199	7
Trade name	252	4
Non-compete agreement	437	5
Customer contracts and relationships	403	7
	$3,291

During the three and nine months ended September 30, 2015, the Company recorded $131,000 and $218,000, respectively, of amortization expense of purchased intangible assets.  Amortization expense of $109,000 and $196,000 was recorded in the cost of revenues for the three and nine months ended September 30, 2015, respectively.  Amortization expense of $22,000 was recorded in general and administrative expenses for the three and nine months ended September 30, 2015.

The estimated future amortization of purchased intangible assets, acquired in the acquisition of HT Systems, as of September 30, 2015 are as follows:

(in thousands)	Amount
2015 (remaining 3 months)	$130
2016	522
2017	522
2018	522
2019	480
Thereafter	897
$3,073

Patents

On June 3, 2015, the Company acquired three patents with an aggregate purchase price of $437,000, which includes $37,000 of legal fees and $36,364 of brokers fees associated with the procurement of the patents. The patents will be amortized on a straight-line basis over 9 years. During the three and nine months ended September 30, 2015, the Company recorded $12,000 and $16,000 of amortization expense to general and administrative expenses in the consolidated statement of operations.

The estimated future amortization of three patents purchased as of September 30, 2015 are as follows:

(in thousands)	Amount
2015 (remaining 3 months)	$12
2016	49
2017	49
2018	49
2019	49
Thereafter	213
$421

(b)	Internally-developed software costs

During the three months ended September 30, 2015, the Company recorded $415,000 of costs associated with an internally developed software project for one of its existing product offerings. The costs, which primarily consist of third party developer expenses, are included in Intangible assets in the consolidated balance sheets. For additional information regarding the Company’s accounting policy for capitalizing internally developed software costs, see Note 2.

7. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

	September 30,	December 31,
(in thousands)	2015	2014
Accrued payroll and related	$5,696	$7,839
Accrued taxes (1)	751	1,144
Other accrued expenses	2,896	1,582
	$9,343	$10,565

(1)	Accrued taxes consist of accruals for foreign and state taxes, sales and use taxes, value added taxes due in foreign jurisdictions and franchise taxes.

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

The following table presents the details of the Company’s allowance for warranty obligations:

	September 30,	December 31,
(in thousands)	2015	2014
Beginning balance	$40	$93
Provision for estimated claims	39	5
Adjustment to estimate	—	(51)
Settlement of claims	(39)	(7)
Ending balance	$40	$40

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

At September 30, 2015 and December 31, 2014, there was no outstanding balance under the revolving credit facility.

10. Commitments and contingencies

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

On April 30, 2015, the Company assumed a lease for approximately 3,500 square feet with a term expiring on March 31, 2016 as a result of its acquisition of HT Systems. The leased property is located in Tampa, Florida and is between HT Systems and a separate entity owned by the selling equity-holders of HT Systems. The remaining lease payments are $30,000.

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

As of September 30, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

11. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss before taxes, as the tax effect is not material to the consolidated financial statements:

	Foreign
	Currency	Affected line item in the
	Translation	statement where net
(in thousands)	Adjustments	income is presented
Balance at January 1, 2014	(145)
Other comprehensive loss	(100)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	145	Other income (expense)
Net current-period other comprehensive loss	45
Balance at December 31, 2014	(100)
Other comprehensive loss	15
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(34)	Other income (expense)
Net current-period other comprehensive loss	(19)
Balance at September 30, 2015	$(119)

12. Stock award plans and stock based compensation

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

During the nine months ended September 30, 2015, the Company granted 1,669,050 options to purchase common stock at a weighted average exercise price of $13.81.

During the nine months ended September 30, 2015, the Company granted 15,306 restricted stock awards at a fair market value of $14.70. The restricted stock awards vest quarterly over a one-year period.

At September 30, 2015, there were 1,935,861 shares available for future grant under the 2014 Plan.

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

At February 27, 2015, the Company issued 58,793 shares of common stock at a purchase price of $11.64. At August 31, 2015, the Company issued 45,969 shares of common stock at a purchase price of $11.63.

At September 30, 2015, there were 581,064 shares available for future grant under the ESPP.

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

At September 30, 2015 and December 31, 2014, a total of 26,250 and 40,202 shares of unvested stock options exercised were subject to repurchase at an aggregate price of $121,800 and $184,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

During the three months ended September 30, 2015 and 2014, 4,375 and 5,626 stock options associated with the early exercise vested, respectively. During the nine months ended September 30, 2015 and 2014, 13,952 and 16,878 stock options associated with the early exercise vested, respectively.

(d) Valuation of share-based compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees and rights to acquire stock under the ESPP, which requires several key assumptions to be made.

Weighted average assumptions related to stock options used to apply this model were as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate(1)	1.74% - 1.77%	1.92%	1.74% - 1.77%	1.92%
Expected life (years)(2)	6.02	6.09	6.02	6.04
Expected dividend yield(3)	—%	—%	—%	—%
Expected volatility of underlying stock(4)	45% - 47%	54%	45% - 47%	55%

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

(4)

Expected volatility—the Company is responsible for estimating volatility. The Company has limited trading history as a public company and does not have relevant historical data to develop its volatility assumptions. Therefore, the Company used a weighted average of its volatility and analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three and nine months ended September 30, 2015.

(e) Summary of share-based compensation expense

The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

Stock-based compensation included in costs and operating expenses related to the awards of stock options and the employee stock purchase plan are as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Cost of maintenance and professional services	$111	$43	$273	$94
Research and development	346	147	894	353
Sales and marketing	307	150	775	358
General and administrative	451	121	1,054	321
Total	$1,215	$461	$2,996	$1,126

13. Income taxes

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

Income tax expense related to the fair value of contingent consideration

During the preparation of the Company’s financial statements for the three months ended June 30, 2015, the Company identified an error in its accounting for deferred income taxes in prior periods related to the Company’s deferred income tax accounting for its 2011 acquisition of Validus. Specifically, the Company should have, but did not, record deferred income tax expense in connection with post acquisition adjustments made to the contingent consideration recorded in connection with the acquisition. The Company has corrected this error by recording an out of period adjustment for the cumulative amount of deferred tax expense associated with these adjustments totaling $535,000, in its quarter ended June 30, 2015 financial statements. Had these tax amounts been recorded timely the Company would have recorded a reduction of tax expense of $5,700 and $13,500 in the three and six month interim periods ended June 30, 2015. During the three and nine months ended September 30, 2015 the Company recorded a reduction of tax expense of $10,900 and $24,400 as a result of the post-acquisition adjustments made to the contingent consideration during the periods presented.

Income tax expense related to tax-deductible goodwill

During the three months and nine months ended September 30, 2015, the Company recorded U.S. tax expense of $10,000 and $183,000, respectively, which is primarily related to the tax expense associated with indefinite lived deferred tax liabilities related to tax basis in acquired goodwill. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived deferred tax liabilities.

As of September 30, 2015 and December 31, 2014, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

14. Computation of net loss per share

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

The components of net loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss	$(7,214)	$(4,454)	$(19,339)	$(15,073)
Accretion of preferred stock	—	—	—	(2,442)
Net loss attributable to common stockholders	$(7,214)	$(4,454)	$(19,339)	$(17,515)
Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	24,654	23,706	24,225	10,654
Net loss per share, basic and diluted	$(0.29)	$(0.19)	$(0.80)	$(1.64)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three and Nine Months Ended
	September 30,
(in thousands)	2015	2014
Options to purchase common stock	4,201	3,631
Common stock subject to repurchase	38	46
Total	4,239	3,677

15. Concentration of risk and off-balance sheet risk

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

No customers or resellers accounted for 10% or more of revenues for the three and nine months ended September 30, 2015. One customer accounted for 10% or more of revenues during the three months ended September 30, 2014.  No customer or reseller accounted for 10% or more of revenues during the nine months ended September 30, 2014.

No customers or resellers accounted for 10% or more of accounts receivable at September 30, 2015 and December 31, 2014, respectively.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the nine months ended September 30, 2015 and the year ended December 31, 2014.

16. Related Party Transactions

The Company completed its acquisition of HT Systems on April 30, 2015. The Company may pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders, which will be determined based upon the achievement of certain sales targets over the two-year period following the transaction. The earn-out consideration will be paid to each of the selling equity-holders of HT Systems, based on their equity ownership of HT Systems prior to the acquisition, provided that such selling equity-holder remains an employee of the Company at the time the earn-out becomes payable. Each of the selling equity-holder has become employees of the Company effective upon close of the acquisition. One selling equity-holder is a member of the Company’s executive management team, but is not a director, executive officer or five percent holder of the Company’s equity securities. No payments associated with the earn-out have been made during the three and nine months ended September 30, 2015.

The Company leases office space, located in Florida, under an operating lease agreement with a separate entity owned by the selling equity-holders of HT Systems. The lease is at a market rate with a one year term expiring on March 31, 2016. The Company made rental payments totaling $15,000 and $25,000 during the three and nine months ended September 30, 2015, respectively.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the related notes, and other financial information included elsewhere in this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Part II, Item 1A. Risk factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

Many other industries face security and productivity challenges similar to those in healthcare. Although healthcare is our primary focus, we sell to non-healthcare organizations, including financial services, the public sector and other industries. Sales to non-healthcare customers may vary from quarter to quarter as a result of our focus on healthcare customers; however, we anticipate that sales to non-healthcare customers will comprise a smaller portion of our business in the future.

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

On August 11, 2015, we closed on the sale of 5.3 million shares of common stock by our existing stockholders. We did not receive any of the proceeds from the sale of the shares. We incurred $433,000 and $490,000 of costs associated with the offering during the three and nine months ended September 30, 2015, respectively.

Acquisition of HT Systems

On April 30, 2015, we acquired 100% of the equity of HT Systems, a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million net of $120,000 of working capital adjustments, for total cash consideration of $19.0 million, plus up to $5.0 million based on achieving certain sales targets over the two-year period following the transaction.

During the three and nine months ended September 30, 2015, $0 and $709,000, respectively, of acquisition-related costs were incurred due to the HT Systems acquisition, which are included in general and administrative expenses.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for foreign currency gains (losses), stock based-compensation, as well as adjustments such as acquisition costs, shelf registration costs, and the impact of the fair value revaluation on our contingent liability.

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

•	Adjusted EBITDA does not include shelf registration and offering costs;
•	Adjusted EBITDA does not include transaction costs associated with business acquisitions; and
•

Others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
GAAP net loss	$(7,214)	$(4,454)	$(19,339)	$(15,073)
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	75	32	839	119
Depreciation and amortization	1,027	783	2,711	2,241
Other expense, net	180	344	513	536
Stock-based compensation	1,215	461	2,996	1,126
Change in fair value of contingent liability	21	16	71	(448)
Acquisition costs	—	—	709	—
Shelf registration and offering costs	433	—	490	—
Adjusted EBITDA	$(4,263)	$(2,818)	$(11,010)	$(11,499)

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies. As of September 30, 2015 and December 31, 2014, we had backlog of $42.7 million and $39.3 million, respectively. Of the $42.7 million in backlog as of September 30, 2015, approximately $15.4 million, which includes approximately $10.0 million of maintenance, is expected to be recognized as revenue during the remainder of the year ended December 31, 2015. Additionally, $18.3 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2015. Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Recent accounting guidance

Recently adopted accounting updates

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance.  We have elected early adoption of this guidance, effective in the third quarter ended September 30, 2015. During the three and nine months ended September 30, 2015, the Company recorded a measurement period adjustment which resulted in an immaterial impact. See note 3 for additional information.

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on the Company’s consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company measures inventory using first-in, first out method and anticipates adopting this guidance. We do not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

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

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue
Product	$15,800	$14,133	$45,017	$35,632
Maintenance and services	13,482	11,145	39,869	32,320
Total revenue	29,282	25,278	84,886	67,952
Cost of revenue
Product	4,442	4,287	11,954	8,922
Maintenance and services	5,458	4,353	15,681	12,946
Total cost of revenue	9,900	8,640	27,635	21,868
Gross profit	19,382	16,638	57,251	46,084
Operating expenses
Research and development	8,496	6,425	23,207	19,252
Sales and marketing	12,959	11,129	37,976	32,764
General and administrative	4,886	3,162	14,055	8,486
Total operating expenses	26,341	20,716	75,238	60,502
Loss from operations	(6,959)	(4,078)	(17,987)	(14,418)
Other income (expense)
Foreign currency exchange loss	(170)	(279)	(482)	(406)
Interest and other income expense (net)	(10)	(65)	(31)	(130)
Loss before income taxes	(7,139)	(4,422)	(18,500)	(14,954)
Income taxes	75	32	839	119
Net loss	$(7,214)	$(4,454)	$(19,339)	$(15,073)

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

The following table sets forth our revenues for each of the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Revenue
Product revenue	$15,800	$14,133	$1,667	11.8%	$45,017	$35,632	$9,385	26.3%
Percentage of revenue	54.0%	55.9%			53.0%	52.4%
Maintenance and service revenue	13,482	11,145	2,337	21.0%	39,869	32,320	7,549	23.4%
Percentage of revenue	46.0%	44.1%			47.0%	47.6%
Total Revenue	$29,282	$25,278	$4,004	15.8%	$84,886	$67,952	$16,934	24.9%

Product revenue

We derive our product revenue from the sales of both software and hardware. We derive substantially all of our software revenue from the sale of perpetual licenses for our Imprivata OneSign solution. Our license sales are generally priced on a per user basis, but are sometimes licensed on an enterprise-wide basis with an unlimited number of users. From time to time, we also derive software revenue from licenses sold on a term license basis. The software is delivered pre-loaded on a hardware server or as a software only solution that provides the same functionality as the software delivered on the pre-loaded server. Hardware sales also include the sale of devices such as proximity card and fingerprint readers. Following our acquisition of HT Systems, we expect that hardware sales will also include the sale of palm vein biometric readers associated with our Imprivata PatientSecure solution. We expect that sales of our Imprivata Confirm ID, Imprivata Cortext, and Imprivata PatientSecure solutions will begin to contribute to our results in the near term.

Comparison of three months ended September 30, 2015 and 2014

Product revenue increased by $1.7 million, or 12%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was driven primarily by an increase of $1.9 million in sales to new customers, $1.8 million of which relates to healthcare customers.  New sales to non-healthcare customers increased by $150,000.  Sales of additional products into our existing customer base decreased by $320,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  Sales to existing healthcare customers increased by $125,000, which was offset by a decrease in sales to existing non-healthcare customers by $445,000.  Although our sales to new non-healthcare customers increased during the three months ended September 30, 2015, overall sales to non-healthcare customers represented a smaller portion of our business and we expect sales to non-healthcare customers to decline as a percentage of our total product revenue in future periods. In addition, during the three months ended September 30, 2015, we experienced delays in our larger sales of our Imprivata OneSign solution to healthcare customers due to our customers’ implementation schedules and their available IT resources. In addition, we experienced delays in sales of our Imprivata OneSign solution to smaller hospitals due to industry consolidation concerns among our existing and potential customers, and the transition by our customers to new ICD-10 codes used for diagnosis and billing purposes, which were required to be updated by October 1, 2015.

Comparison of nine months ended September 30, 2015 and 2014

Product revenue increased by $9.4 million, or 26%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was driven primarily by an increase of $7.4 million in sales of additional products into our existing customer base, $8.1 million of which relate to healthcare customers, which was offset by a $695,000 decrease in sales to non-healthcare customers. Sales to new customers increased by approximately $2.0 million over the same period. Sales to new healthcare customers increased by $1.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Sales to new non-healthcare customers increased $935,000 for the same period. Although our sales to non-healthcare customers increased during the nine months ended September 30, 2015, sales to non-healthcare customers represent a smaller portion of our business.  As a percentage of product revenue, sales to non-healthcare customers has decreased from 14% to 12% from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 and we expect sales to non-healthcare customers to decline as a percentage of our total product revenue in future periods. In addition, during the nine months ended September 30, 2015, we experienced delays in our larger sales of our Imprivata OneSign solution to healthcare customers due to our customers’ implementation schedules and their available IT resources. In addition, we experienced delays in sales of our Imprivata OneSign solution to smaller hospitals due to industry consolidation concerns among our existing and potential customers, and the transition by our customers to new ICD-10 codes used for diagnosis and billing purposes, which were required to be updated by October 1, 2015.

Maintenance and service revenue

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. Professional services revenue consists primarily of fees associated with the implementation of our software and training services, and represented between 9% and 11% of our revenues for the three and nine month ended September 30, 2015 and 2014. Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Comparison of three months ended September 30, 2015 and 2014

Maintenance and service revenue increased by $2.3 million, or 21%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was driven by increased maintenance revenue of $1.9 million resulting from our larger installed base of users. In addition, professional services increased by $420,000 over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Comparison of nine months ended September 30, 2015 and 2014

Maintenance and service revenue increased by $7.5 million, or 23%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was driven by increased maintenance revenue of $5.7 million resulting from our larger installed base of users. In addition, professional services increased by $1.8 million over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

The following table sets forth our cost of revenues for each of the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Cost of revenue
Product	$4,442	$4,287	$155	3.6%	$11,954	$8,922	$3,032	34.0%
Product gross margin	71.9%	69.7%			73.4%	75.0%
Maintenance and services	5,458	4,353	1,105	25.4%	15,681	12,946	2,735	21.1%
Maintenance and service gross margin	59.5%	60.9%			60.7%	59.9%
Total cost of revenue	$9,900	$8,640	$1,260	14.6%	$27,635	$21,868	$5,767	26.4%
Total gross margin	66.2%	65.8%			67.4%	67.8%
Headcount	108	90	18	20.0%	108	90	18	20.0%

Cost of product revenue

Cost of product consists primarily of costs of physical appliances, palm vein biometric readers, proximity cards and fingerprint readers. Additional product costs include third party software license costs, duties and freight, and amortization expense related to intangible assets acquired.

Comparison of three months ended September 30, 2015 and 2014

Cost of product revenue increased by $155,000, or 4%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is primarily attributable to the increase in amortization expense of purchased intangible assets of $109,000, as a result of the Company’s acquisition of HT Systems in the second quarter of 2015. Product gross margin increased due to increased higher-margin software sales with lower-margin device sales remaining relatively consistent period over period.

Comparison of nine months ended September 30, 2015 and 2014

Cost of product revenue increased by $3.0 million, or 34%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was primarily attributable to the increase in sales of proximity cards and fingerprint devices during the first six months of 2015, as compared to the first six months of 2014 and increase attributable to the increase in amortization expense of purchased intangible assets of $109,000 during the nine months ended September 30, 2015, as a result of the Company’s acquisition of HT Systems. Product gross margin decreased as a result of the mix between higher-margin software and lower-margin device sales. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Comparison of three months ended September 30, 2015 and 2014

Cost of maintenance and services revenue increased by $1.1 million, or 25%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was primarily due to increase of $900,000 in payroll and related costs as a result of the increase in the number of employees. The timing of the recognition of expenses for new hires may vary within the periods presented and is not indicative of any trend. The increase in the number of employees also resulted in an increase in travel and related costs of $148,000.

Comparison of nine months ended September 30, 2015 and 2014

Cost of maintenance and services revenue increased by $2.7 million, or 21%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was primarily attributable to an increase of $2.7 million in payroll and related costs as a result of increased investment in our support and services. In addition, the increase in the number of employees hired also resulted in an increase in travel-related costs of $446,000. These increases were partially offset by a $534,000 decrease in consulting expense as we reduce our use of third party consultants for support and services. The timing of the recognition of expenses for new hires may vary within the periods presented and is not indicative of any trend.

Operating expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes, costs related to the design and development of new products and enhancement of existing products, marketing programs, consulting, travel, and depreciation expenses. Personnel costs are our largest expense, representing $17.1 million, or 65%, and $13.6 million, or 66%, of our total operating expenses for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, personnel costs were $47.9 million, or 64%, and $38.5 million, or 64%, respectively, of our total operating expenses. We allocate overhead such as our information technology expenses, including personnel costs, and facility expenses based on headcount. Due to our headcount growth, we have increased the leased square footage for our corporate headquarters in Lexington, Massachusetts and our capital expenditures for leasehold improvements and information technology equipment.

The following table sets forth our operating expenses.

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Operating expenses
Research and development	$8,496	$6,425	$2,071	32.2%	$23,207	$19,252	$3,955	20.5%
Percentage of revenue	29.0%	25.4%			27.3%	28.3%
Sales and marketing	12,959	11,129	1,830	16.4%	37,976	32,764	5,212	15.9%
Percentage of revenue	44.3%	44.0%			44.7%	48.2%
General and administrative	4,886	3,162	1,724	54.5%	14,055	8,486	5,569	65.6%
Percentage of revenue	16.7%	12.5%			16.6%	12.5%
Total operating expenses	$26,341	$20,716	$5,625	27.2%	$75,238	$60,502	$14,736	24.4%
Percentage of revenue	90.0%	82.0%			88.6%	89.0%
Headcount
Research and development	121	92	29	31.5%	121	92	29	31.5%
Sales and marketing	156	134	22	16.4%	156	134	22	16.4%
General and administrative	44	37	7	18.9%	44	37	7	18.9%
Information technology	15	13	2	15.4%	15	13	2	15.4%
Total	336	276	60	21.7%	336	276	60	21.7%

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

Comparison of three months ended September 30, 2015 and 2014

Research and development expenses increased by $2.1 million, or 32%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was primarily driven by increased payroll and related expenses of $1.6 million, as a result of large increase in the number of employees by the addition of 29 employees, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The timing of the recognition of expenses for new hires may vary within the periods presented and is not indicative of any trend. In addition, hiring costs increased by $127,000 and facility costs, which are allocated based on headcount, increased by $180,000.  Consulting costs increased in the United States for product development and release projects, but were partially offset by a decrease in use of third-party developers located in Ukraine and Argentina resulting in net increase of $59,000 in consulting expense.

Comparison of nine months ended September 30, 2015 and 2014

Research and development expenses increased by $4.0 million, or 21%, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was primarily driven by increased payroll and related costs of $3.9 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase in payroll and related costs was primarily due to large increase in the number of employees during the nine months ended September 30, 2015, as compared to the same period in 2014. The timing of the recognition of expenses for new hires may vary within the periods presented and is not indicative of any trend. In addition, hiring costs increased by $99,000, facility costs, which are allocated based on headcount, increased by $284,000. The increases were partially offset by decrease in consulting expenses of $204,000 for our third-party developers located in Ukraine and Argentina as a result of the timing of our projects related to our product development and release cycle.

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

Comparison of three months ended September 30, 2015 and 2014

Sales and marketing expenses increased by $1.8 million, or 16%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was attributable to increased spending on sales-related costs of $1.2 million and marketing and business-development related costs of $608,000 as we continue to invest in building our brand as well as our sales force. During the quarter, sales and marketing increased the number of employees by 22 during the three months ended September 30, 2015 compared to September 30, 2014. The resulting increase in sales-related costs was primarily due to increased payroll and related costs of $594,000, which includes commissions, increased consulting costs of $218,000 and an increase of $246,000 related to a company sales event.  In addition, the increase in marketing and business-development related costs were attributable to increased payroll and related costs of $444,000 and increased marketing and promotion costs of $240,000.

Comparison of nine months ended September 30, 2015 and 2014

Sales and marketing expenses increased by $5.2 million, or 16%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was attributable to an increase in spending on sales related costs of $3.0 million and marketing and business-development related costs of $2.2 million as we continued to invest in building our brand as well as our sales force. Sales and marketing increased the number of employees by 22 during the nine months ended September 30, 2015 compared to September 30, 2014. The resulting increase in sales-related costs was primarily due to increased payroll and related costs of $1.9 million, which includes commissions due to our increased headcount, increase of $490,000 related to the Company’s sales events, increased consulting costs of $350,000 and increased hiring costs of $91,000. The increase in marketing and business-development related costs were primarily due to increased payroll and related expenses of $1.8 million and increased marketing and promotion expenses of $559,000.

General and administrative

General and administrative expenses consist primarily of costs for administrative, finance, legal and human resource personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses also include costs associated with business acquisitions, transaction costs associated with offerings of our common stock and the re-valuing of our contingent liability associated with any earn-out we may be required to pay in connection with the Validus acquisition. We measure the liability at each balance sheet date based on revenue earned to date from the acquired Validus product (now our Imprivata Cortext solution) and our projections of revenues from sales of Imprivata Cortext. We expect our general and administrative expenses to continue to increase in absolute dollars as a result of being a public company, although they may fluctuate as a percentage of revenue. We expect additional general and administrative expenses to include increased personnel costs, insurance costs, costs required to comply with the regulatory requirements of the SEC, as well as costs associated with enhancing our internal controls and accounting systems.

Comparison of three months ended September 30, 2015 and 2014

General and administrative expenses increased by $1.7 million, or 54%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily due to increased payroll and related costs of $757,000 due to our increased headcount and $346,000 of costs associated with payroll taxes for exercises of non-qualified stock options. Consulting and professional fees increased $710,000, of which $433,000 were costs associated with our shelf registration and stock offering of secondary shares of our common stock during the three months ended September 30, 2015.

Comparison of nine months ended September 30, 2015 and 2014

General and administrative expenses increased by $5.6 million, or 66%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was driven primarily by increased payroll and related costs of $1.7 million as a result of our increased headcount, as well as the items noted above. The increased insurance expense of $349,000 as a result of changes in our insurance coverage due to becoming a public company in June 2014, increased expenses for corporate events of $460,000 and increased facility costs of $171,000 as a result of our increased leased square footage for our corporate headquarters. Professional fees and consulting services increased $2.1 million, primarily due to transaction costs related to our acquisition of HT Systems of $709,000 and $490,000 of costs associated with shelf registration and stock offering of secondary shares of our common stock during the three months ended September 30, 2015. We recorded a fair value revaluation expense of $71,000 of our contingent liability as compared to a reduction of expense of $448,000 during the nine months ended September 30, 2014.

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

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Foreign currency exchange gain (loss)	$(170)	$(279)	$109	-39.1%	(482)	(406)	$(76)	18.7%
Percentage of revenue	-0.6%	-1.1%			-0.6%	-0.6%
Interest and other income (expense), net	(10)	(65)	55	-84.6%	(31)	(130)	99	-76.2%
Percentage of revenue	0.0%	-0.3%			0.0%	-0.2%
Total other income (expense)	$(180)	$(344)	$164	-47.7%	$(513)	$(536)	$23	-4.3%

Comparison of three months ended September 30, 2015 and 2014

Other income increased by $164,000 during the three months ended September 30, 2015 as compared to three months ended September 30, 2014. The increase was primarily driven by foreign exchange losses recognized during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Comparison of nine months ended September 30, 2015 and 2014

Other income increased by $23,000 during the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014. The increase was primarily driven by decrease in loss recognized on disposal of asset during the nine months ended September 30, 2015.  This increase was partially offset by foreign exchange losses.  The Company recognized foreign exchange losses during the three months ended March 31, 2015 partially offset by foreign exchange gains recognized during the three months ended June 30, 2015 and September 30, 2015 due to a minor weakening of the U.S. dollar against the Euro and Pound Sterling. We have cash and accounts receivable denominated in the Euro and Pound Sterling as a result of our European operations.

Income tax expense

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2015	2014	Change		2015	2014	Change
(dollars in thousands)	Amount	Amount	$ %		Amount	Amount	$ %
Income taxes	$75	$32	$43	134.4%	839	119	$720	605.0%
Percentage of revenue	0.3%	0.1%			1.0%	0.2%

Comparison of three and nine months ended September 30, 2015 and 2014

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our activities outside of the United States are subject to local country income tax and in some circumstances are subject to U.S. income tax. To date, we have incurred cumulative U.S. operating losses and maintain a full valuation allowance on our net deferred tax assets. Therefore, we have not recorded any U.S. tax provision associated with income from operations and our effective tax rate differs from the U.S. statutory rate. Our tax expense recorded primarily relates to $183,000 of deferred tax expense associated with long term deferred tax liabilities related to tax basis in acquired goodwill and a tax expense of $145,000 on earnings of certain foreign subsidiaries and to a lesser extent state income taxes.

During the three months ended June 30, 2015, we corrected an error by recording a $535,000 out of period adjustment for the cumulative amount of deferred tax expense associated with post-acquisition adjustments made to our Validus contingent consideration. We also recorded a reduction to income tax expense of $25,000 for the nine months ended September 30, 2015. See Note 13 “Income Taxes” for additional details on these adjustments.

Liquidity and capital resources

Resources

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities.

Cash and cash equivalents

As of September 30, 2015, we had $51.9 million of cash and cash equivalents, of which $905,000 was held in our foreign subsidiaries. Our cash is invested in money market funds or in cash deposit accounts, and is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

On April 30, 2015, we used approximately $19.0 million in cash to acquire HT Systems, a provider of palm-vein based biometric patient identification systems, in order to enter into the positive patient identification market.

On August 11, 2015, we closed on the sale of 5.3 million shares of common stock by our existing stockholders. We did not receive any of the proceeds from the sale of the shares. We incurred $433,000 and $490,000 of costs associated with the offering during the three and nine months ended September 30, 2015, respectively.

We believe our cash and cash equivalents, $15.0 million revolving credit agreement and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(7,518)	$(9,409)
Net cash used in investing activities	(21,598)	(2,723)
Net cash provided by financing activities	2,560	76,877
Effect of exchange rates on cash and cash equivalents	(43)	8
Net (decrease) increase in cash and cash equivalents	$(26,599)	$64,753

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

Our cash used in operating activities during the nine months ended September 30, 2015 was primarily due to a net loss of $19.3 million adjusted for $6.5 million of non-cash expenses that included $2.7 million of depreciation and amortization, $3.0 million in stock-based compensation, deferred income taxes of $694,000, a loss on disposal of fixed assets of $16,000, and an increase of $71,000 due to increase in the fair value of the contingent purchase price liability. Net increase in working capital amounted to $5.3 million attributable to decreases in accounts receivable of $4.2 million, an increase in accounts payable of $2.7 million, an increase in deferred revenue of $2.1 million, and an increase in other liabilities of $243,000. These increases were partially offset by a decrease in accrued expenses of $1.8 million, and an increase in prepaid expenses and other current assets of $2.1 million.

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

During the nine months ended September 30, 2015, our cash expenditures related to investing activities were acquisition of HT Systems for $19.0 million, purchase of three patents for $437,000, expenditures for internally developed software of $415,000, and purchase of property and equipment for $1.8 million, which was primarily driven by the increase in leasehold improvements, computer equipment and furnishings for our corporate headquarters, as well as increases in computer equipment for our increased headcount.

Net cash provided by financing activities

Our primary financing activities have consisted of proceeds from the exercise of stock options as well as proceeds from and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the nine months ended September 30, 2015, cash provided by financing activities primarily consisted of $1.2 million proceeds from the Company’s employee stock purchase plan and $1.8 million of proceeds from the exercise of stock options, partially offset by $483,000 in payments in connection with our debt, capital leases, and royalty obligations.

Requirements

Capital expenditures

We have made capital expenditures primarily for leasehold improvements and furniture and fixtures related to the expansion of our corporate headquarters, as well as information technology equipment to support our increased headcount, product enhancement and development and our overall growth. Our capital expenditures totaled $1.8 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

We maintain foreign cash accounts denominated in the Euro and British Pound Sterling, to fund our foreign operations and collect foreign accounts receivables. We generally invoice our customers in the currencies of the countries in which the customer is located. At September 30, 2015, our foreign accounts receivable balances were primarily denominated in the Euro, British Pound Sterling and the Australian Dollar.

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

If the foreign currency exchange rates fluctuated by 10% as of September 30, 2015, our foreign currency exchange gain or loss would have fluctuated by $696,000.

Interest rate risk

At September 30, 2015, we had cash and cash equivalents of $51.9 million. We maintain substantially all of our cash equivalents in an institutional money market mutual fund. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At September 30, 2015, we had a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an outstanding balance of $122,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

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

Our management, with the participation of our Chief Executive Officer, our principal executive officer, and our Chief Financial Officer, our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015.

Risks related to our business and industry

We have a history of losses, we expect to continue to incur losses and we may not be profitable in the future.

We incurred a $19.3 million net loss for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $126.9 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication, access management and secure communication solutions for the healthcare industry. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions and products for those solutions, and our ability to enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to address security concerns in the healthcare setting, improve clinical workflows related to the utilization of healthcare information technology systems, and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

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

We do not anticipate that sales of our solutions, including Imprivata OneSign, in non-healthcare industries will represent a significant portion of our revenue for the foreseeable future. Additionally, while we expect our Imprivata Confirm ID, Imprivata Cortext and Imprivata PatientSecure solutions will begin contributing to our results in the near future, we will continue to rely on sales of Imprivata OneSign for a substantial portion of our revenue. As a result, decreased revenue from sales of our Imprivata OneSign solution in the healthcare industry would have a material adverse effect on our business, financial condition and results of operations.

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

* Developments in the healthcare industry or regulatory environment could adversely affect our business.

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

In addition, our healthcare customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our solutions. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. For instance, our healthcare customers were required to transition to using ICD-10 diagnosis and billing codes, which were time consuming and costly to implement. As our healthcare customers assess the impact of implementing ICD-10, some of our healthcare customers, particularly those at smaller hospitals, have delayed their other IT spending plans. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Our revenue and operating results may be difficult to predict, even in the near term, and are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. Comparisons of our revenue and operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Each of the following factors, among others, could cause our revenue and operating results to fluctuate from quarter to quarter:

•	the financial health of our healthcare customers and budgetary constraints on their ability to purchase security and productivity information technology solutions;
•	changes in the regulatory environment affecting our healthcare customers, including impediments to their ability to obtain third-party reimbursement for their services;
•	our ability to develop and introduce new solutions and products and enhance existing solutions that achieve market acceptance;
•	the procurement and deployment cycles of our healthcare customers and the length of our sales cycles;
•	our ability to forecast demand and manage lead times for the manufacture of hardware used in our solutions;
•	the mix of our product and service revenue and pricing, including discounts by us or our competitors; and
•	the timing of when orders are received, fulfilled and revenue is recognized.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the nine months ended September 30, 2015 and 2014, 8%, and 11%, respectively, of our total revenues were derived from our largest sales partner.

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

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009, to $97.0 million for the year ended December 31, 2014. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 444 at September 30, 2015. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each quarter is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous quarters. In each of the years ended December 31, 2014, 2013, 2012, 2011 and the nine months ended September 30, 2015, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Integrating newly-acquired businesses, technologies and assets could strain our resources, could be expensive and time consuming, and might not be successful. If we acquire or invest in additional businesses, technologies or assets, we will be further exposed, to a number of risks, including that we may:

•	experience technical issues as we integrate acquired businesses, technologies or assets into our existing solutions;
•	encounter difficulties leveraging our existing sales and marketing organizations, and sales channels, to increase our revenue from acquired businesses, technologies or assets;
•	find that the acquiree’s customers choose not to do business with us;
•	find that the acquisition does not further our business strategy, that we overpaid for the acquisition or that the economic conditions underlying our acquisition decision have changed;
•	have difficulty retaining the key personnel of acquired businesses;
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

*We face potential liability related to the privacy and security of protected health information accessed or collected through our solutions.

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

In addition to complying with applicable U.S. law, the use and disclosure of PHI is subject to regulation in other jurisdictions in which we do business or may do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. For instance, we have self-certified adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, or the Data Privacy Safe Harbor. The Data Privacy Safe Harbor, which established a means for legitimating the transfer of PHI by U.S. companies doing business in Europe from the European Economic Area to the U.S, is no longer deemed to be a valid method of compliance with restrictions regarding the transfer of data outside of the European Economic Area, as a result of an opinion by the European Union Court of Justice on October 6, 2015. We are monitoring the evolution of the requirements for compliance, which may impact our ability to offer certain of our solutions to customers outside of the United States in the future.

Although we work to comply with the federal, state and foreign laws and regulations, industry standards and other legal obligations that apply to us, we might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future which may increase the chance that we violate them. Any such developments, or developments stemming from enactment or modification of other laws, or the failure by us to comply with their requirements or to accurately anticipate the application or interpretation of these laws, could discourage us from offering certain of our solutions, such as Imprivata Cortext, to customers outside of the United States, and could create material liability to us, result in adverse publicity and adversely affect our business. A finding that we have failed to comply with applicable laws and regulations regarding the collection, use and disclosure of PHI could create liability for us, result in adverse publicity and materially adversely affect our business.

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

* Our stock price has been and may continue to be volatile, which may affect the value of your investment.

The market price of shares of our common stock has been, and may continue to be, volatile.  From June 25, 2014 through November 3, 2015, our stock price has traded at prices as low as $9.00 per share and as high as $21.63 per share. The market price of our common stock could continue to fluctuate as a result of many risks listed in this section, and others beyond our control, including:

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

In addition, the stock market in general, and the market for technology companies serving the healthcare industry in particular, has at times experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. While we cannot predict the individual effect that these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

Moreover, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

There are 24,996,195 shares of our common stock outstanding, based on the number of shares outstanding as of September 30, 2015. An aggregate of 1,935,861 shares of our common stock are reserved for future issuance under our stock option plans, and 581,064 shares of our common stock are reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. In addition, on July 1, 2015, we filed a shelf registration statement on Form S-3 to register the sale of up to 13,395,230 shares of our common stock held by our existing stockholders. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 41.8% of our common stock outstanding, based on the number of shares outstanding as of September 30, 2015. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

During the nine months ended September 30, 2015, we used a total of $24.9 million of our offering proceeds, of which $19.7 million related to our acquisition of HT Systems completed on April 30, 2015, $437,000 related to our purchase of patents, $415,000 related to expenditures for internally developed software and $4.4 million was used for working capital purposes. There has been no material change in the use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the preparation of our consolidated financial statements for the three months ended June 30, 2015, we identified an error in our accounting for deferred income taxes in prior periods related to our deferred income tax accounting for our 2011 acquisition of Validus. Specifically, we should have, but did not, record deferred income tax expense in connection with post acquisition adjustments made to the contingent consideration recorded in connection with the acquisition. We have corrected this error by recording an out of period adjustment for the cumulative amount of deferred tax expense associated with these adjustments totaling $535,000 in its three months ended June 30, 2015 financial results. Had these tax amounts been recorded timely, we would have recorded additional tax expense of $75,000, $322,000, and $138,000 in the years ended December 31, 2012, 2013, and 2014, respectively.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIVATA, INC.

DATED: November 6, 2015	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No	Description

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

101*

The following materials from the Company’s Form 10-Q for the three and nine months ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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