Form 10-K
period 2015-12-31
Imprivata Inc
filed 2016-03-02
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2015 as reported by the New York Stock Exchange on that date: $137.1 million

Number of shares of the registrant’s common stock outstanding as of February 23, 2016:  25,110,044

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Part I, Item 1A. Risk factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1.	Business

Overview

We are a leading provider of IT security and identity solutions to the healthcare industry that help providers securely and efficiently access, communicate and transact patient health information. Our security and identity platform provides authentication management, fast access to patient information, secure communications and positive patient identification products to address critical security and compliance challenges faced by healthcare organizations, while improving provider productivity and the patient experience. We believe our solutions save clinicians significant time and effort, allowing them to focus on patient care, improve both provider and patient satisfaction, and enable compliance with complex privacy and security regulations. Our solutions can be installed on workstations and other application access points throughout an organization and, once deployed, become a critical part of our customer’s security and identity infrastructure. As a result, we believe that our security and identity products are some of the most widely-used technology solutions deployed by our customers.

With the widespread adoption of healthcare information technology systems and increasing security and privacy regulations, demand for our solutions has grown. Our revenue growth is derived from both sales to new customers as well as add-on sales to our existing customer base. Consistent with our healthcare focused strategy, our customers, including large integrated healthcare systems, academic medical centers and small- and medium-sized independent healthcare facilities, accounted for the majority of the growth in sales to new customers. Many of our customers continue to add licensed users and purchase additional products and services from us after the initial sale.

Our flagship solution, Imprivata OneSign, is a comprehensive enterprise single sign-on and access management platform for healthcare.  Imprivata OneSign is used by our customers to solve three critical IT security problems in their organizations. First, Imprivata OneSign allows our customers to replace username and password-based authentication with a stronger and more efficient form of authentication technology, such as fingerprint biometrics, proximity cards, and smartcards, which we refer to collectively as authentication management. Second, Imprivata OneSign also allows our customers to eliminate multiple log-ons to different applications by using a single log-on, which we refer to as enterprise single sign-on. Third, using authentication management, single sign-on, and our other offerings, including integration with leading electronic health record systems and virtual desktop infrastructure, Imprivata OneSign allows our customers to strengthen security while optimizing clinical workflows, which we refer to as workflow automation. All of our solutions, which consist of Imprivata Cortext, Imprivata Confirm ID and Imprivata PatientSecure in addition to Imprivata OneSign, have been designed to be easy to implement, use and manage in complex healthcare environments and may be purchased together or separately.

We believe that healthcare organizations that rely on information technology are potential customers for our solutions, including large integrated healthcare systems, academic medical centers, and small- and medium-sized independent healthcare facilities. Following the initial sale, many of our healthcare customers continue to add licensed users and purchase additional products and services from us. Although healthcare is our primary focus, we also sell to non-healthcare organizations, including financial services, the public sector and other industries. We sell our solutions through our direct sales force and sales partners in the United States and internationally.

We are focused on growing our business to pursue the significant market opportunity we see for our products and services, and we plan to continue to invest in the growth of our business. As a result, we expect to incur significant operating costs relating to the research and development initiatives for our new and existing solutions and products, and for the expansion of our sales and marketing operations as we hire additional sales personnel, and to increase our marketing efforts and expand into new geographical markets. We also expect to maintain our general and administrative expenses to continue to comply with the requirements of being a public company.

Benefits of our solutions

We believe our solutions provide the following key benefits:

•

Help healthcare organizations comply with security and privacy regulations: By securing access to workstations in the healthcare organization, our solutions help reduce the risk of breaching security or privacy regulations. For example, Imprivata OneSign, as a critical part of our customers’ security and identity infrastructure, can be deployed at every application access point in the healthcare organization, thereby limiting the risk of a privacy breach. For example, HIPAA requires specific policies, procedures and security controls for access to protected health information, or PHI, wherever it is located or accessed.

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

•

Improve clinician satisfaction by optimizing workflows: Imprivata OneSign optimizes clinical workflows, through authentication management, enterprise single sign-on and workflow enhancements. Our solutions address clinical workflow challenges such as switching users rapidly on a shared workstation, keeping a session active as a clinician moves throughout the hospital in providing care, and automating navigation between applications based on individual clinician preferences. We believe that these and other workflow enhancements increase clinician satisfaction.

•

Improve financial performance: We believe that our solutions improve the financial performance of healthcare organizations by enhancing clinician productivity and increasing utilization of investments in electronic health record, or EHR, systems and other healthcare information technologies. In the United States, we help our customers achieve meaningful use and qualify for the financial incentives available through the Health Information Technology for Economic and Clinical Health, or HITECH Act. In addition, we believe that our solutions reduce the number of help desk calls and costs associated with forgotten passwords.

Our strengths

We believe that the following strengths will enable us to maintain and extend our leadership position as a provider of IT security and identity solutions in the healthcare industry:

•

Compelling feature set and ease of implementation, use and management: We provide our customers with compelling features that differentiate Imprivata OneSign as an enterprise-wide authentication and access management solution, including finger biometric identification, integrated authentication and enterprise single sign-on, application programming interfaces for independent software vendors, virtual desktop support with multiple vendors, including zero- and thin-client devices, and new solutions. Our Imprivata OneSign solution is designed to be easy to implement throughout the enterprise by information technology personnel, easy to use by clinicians, and easy to manage by IT administrators.

•

Our healthcare customers view us as fundamental to their security and compliance solutions: We believe our healthcare customers view us as a strategic partner to help them optimize clinical workflow, improve clinician satisfaction and comply with changing regulatory requirements. Our customers routinely identify specific challenges in the clinical setting and request that we develop innovative solutions to address them. Recent product developments, such as virtual desktop automation, fade-to-lock and authentication for electronic prescribing resulted from these customer interactions.

•

Stable customer base with significant additional sales opportunities: Many of our customers continue to add licensed users and purchase additional products and services from us after the initial sale. For example, add-on sales to existing customers accounted for over half of our new product revenues in the years ended December 31, 2015, 2014, and 2013. In the years ended December 31, 2015, 2014, and 2013, we derived 43%, 38%, and 38%, respectively, of our revenue from sales to existing customers, 22%, 26%, and 30%, respectively, of our total revenue from sales to new customers, with the remaining revenue in each of those periods from software maintenance renewals and professional services. In addition, in the year ended December 31, 2015, we retained greater than 90% of the aggregate dollar value of maintenance contracts up for renewal by all customers and the aggregate dollar value of maintenance contracts up for renewal by healthcare customers. The consistency of add-on sales to existing customers and the recurring nature of our maintenance revenues provide visibility into our future performance.

•

Global distribution network and strong selling relationships: We access our customers through multiple channels, including a global direct sales force and a network of sales partners, to sell our solutions worldwide. As of December 31, 2015, our direct sales force consisted of 105 people in the United States and internationally. Our sales partners consist of value-added resellers and electronic health record, or EHR systems vendors that resell our Imprivata OneSign solution on a standalone basis or as part of an integrated solution. We also have country- and region-specific sales partners targeting selected international markets. In each of the years ended December 31, 2015, 2014, and 2013, we generated approximately 57%, 57%, and 59%, respectively, of our revenue through our relationships with sales partners.

•

Our partner ecosystem: We have strategic relationships with leading EHR systems, virtual desktop infrastructure platforms and device vendors that provide the ability to integrate our solutions with their products and services. Integration with EHR systems, such as EpicCare and Cerner Millennium, allows us to streamline clinical workflow and improve clinician experience. Integration with virtual desktop infrastructure computing environments, such as VMware Horizon View, Citrix XenApp and Citrix XenDesktop, allows us to streamline the authentication process and control and improve the visual experience. Integration with chip and protocol suppliers, such as Teradici, allow us to incorporate our authentication functionality directly into thin and zero client devices.

•

Culture of continuous innovation: We have fostered a culture that stresses innovation as a core competency. We continue to invest in research and development in order to solve security and productivity challenges and improve overall workflow efficiencies for our customers. This culture has resulted in the ongoing enhancement of Imprivata OneSign and the development of solutions, including Imprivata Cortext, our secure communications solution, and Imprivata Confirm ID, our electronic prescribing of controlled substances (“EPCS”), solution, and the acquisition of Imprivata PatientSecure, our positive patient identification solution. We also continue to develop new product offerings for our existing solutions. For example, we recently released Imprivata ID, a hands free authentication option for Imprivata Confirm ID.

Our strategy

Our goal is to extend our leadership position as a provider of IT security and identity solutions to the healthcare industry that help providers securely and efficiently access, communicate and transact patient health information.

Key elements of our strategy include:

•

Acquire new healthcare customers:  We believe our Imprivata OneSign solution can provide significant value to both large and small hospitals and other healthcare organizations that do not currently license our solutions.

•

Drive further penetration into our installed base of customers: Our customers’ initial purchases rarely include all of our solutions for all of their users. As a result, many of our customers continue to add licensed users and purchase additional products and services from us after the initial sale. For example, these add-on sales accounted for over half of our new product revenues in the years ended December 31, 2015, 2014, and 2013. In the years ended December 31, 2015, 2014, and 2013, we derived 43%, 38%, and 38%, respectively, of our revenue from sales to existing customers, 22%, 26%, and 30%, respectively, of our revenue from sales to new customers, with the remaining revenue in each of those periods from software maintenance renewals and professional services. We plan to add sales and customer experience personnel in order to grow our revenue from our installed base.

•

Extend our security and identity technology leadership, develop innovative products and address additional workflow challenges:  We intend to continue our investment in research and development to further differentiate and enhance the functionality of our solutions. We plan to also invest in developing new products and solutions that expand the range of security, productivity and workflow optimization solutions we offer to healthcare organizations. For example, with our Imprivata Cortext solution, we are beginning to provide a secure communication solution for healthcare organizations. In addition, with our Imprivata Confirm ID solution, we are beginning to provide a secure e-prescribing solution for healthcare organizations, and with our Imprivata PatientSecure solution we are beginning to provide a positive patient identification solution to the healthcare industry.

•

Grow our international healthcare presence: In addition to our core market in the United States, we offer our solutions in more than 20 countries, including Australia, Belgium, Canada, Denmark, France, Germany, the Netherlands, the United Arab Emirates and the United Kingdom. We plan to utilize both our direct sales force and local sales partners to expand our presence in countries throughout Europe and develop new markets in Latin America, Middle East and Asia Pacific regions.

•

Expand our solutions into new healthcare settings: Our solutions today are primarily sold to hospitals and other inpatient healthcare facilities, but there is an opportunity for us to sell our solutions into other healthcare settings as well. For example, we believe there are growth opportunities for our software platform in outpatient or ambulatory facilities in the United States.

•

Acquire complementary businesses, technologies and assets: Since 2010, we have completed three technology-based acquisitions to expand our solutions offering. We may pursue acquisitions that complement our existing business, represent a strategic fit and are consistent with our overall growth strategy. We may also target future acquisitions that reinforce our presence in markets we currently serve or that help us to access new markets, or that add functionality and capabilities to our solutions.

Our solutions

Our solutions consist of Imprivata OneSign, Imprivata Cortext, Imprivata Confirm ID and Imprivata PatientSecure. We also provide professional services and support capabilities to help our customers realize the full benefits of our solutions.

Imprivata OneSign

Imprivata OneSign is a comprehensive enterprise single sign-on and access management platform for healthcare, comprised of a suite of products that can be delivered either pre-loaded on a hardware server or as a software only solution with all components required to make the solution operational “out-of-the-box.” Imprivata OneSign enables fast, secure access and workflow optimization to workstations and applications. We derive substantially all of our revenue from sales of Imprivata OneSign and its related products and services. Imprivata OneSign consists of three main offerings: Authentication Management, Enterprise Single Sign-On, and Workflow Automation.

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
•

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

•

OneSign ProveID API is an application programming interface, which allows for integration with various other healthcare information technologies. Other solution vendors, such as secure print management, medication dispensing units and virtual desktop infrastructure device manufacturers use our OneSign ProveID API to provide access and authentication management capabilities.

Imprivata Confirm ID

Imprivata Confirm ID is a two factor authentication platform for healthcare. It is a software solution that simplifies the regulatory requirements adopted by the United States Drug Enforcement Administration (the “DEA”) for EPCS helping care providers address the workflow inefficiencies and potential for fraud caused by paper-based prescriptions. The solution helps simplify provider identity proofing, enable supervised enrollment, and enforce two factor authentication requirements while maintaining a comprehensive audit throughout the entire process. Imprivata Confirm ID also integrates with leading EHR systems and offers multiple DEA-approved two-factor authentication options for prescription signing, giving providers a single, consistent e-prescribing experience for all medications, and helping healthcare organizations achieve e-prescribing criteria for meaningful use and qualify for the financial incentives available through the HITECH Act.

Imprivata Confirm ID supports fingerprint biometric identification, hands free one-time-password tokens and traditional passwords, giving providers the option to use the two-factor authentication modalities that best fit their prescribing workflows. Imprivata Confirm ID automates the presentation of the authentication modality, prompting prescribers with only the options available and allowed for EPCS. The solution can operate as part of an integrated Imprivata authentication platform or as a stand-alone solution. This solution was launched in February 2015 and is licensed to our customers on perpetual and on an annual subscription basis.

In June 2015, Imprivata ID was launched to deliver secure and efficient two factor authentication, leveraging Bluetooth technology to enable hands free token authentication between a healthcare provider’s smart phone and Imprivata Confirm ID.

Imprivata Cortext

Imprivata Cortext is a cloud-supported secure communications platform that provides healthcare organizations with secure messaging capabilities in compliance with applicable data privacy and security regulations. Imprivata Cortext is offered as a software subscription for iPhone, Android and Blackberry devices as well as desktop and other workstation endpoints. Clinicians use Imprivata Cortext to securely transmit messages and images that may contain PHI in the course of providing patient care, helping healthcare organizations comply with HIPAA regulations while improving and streamlining clinical communication processes for clinicians, decreasing response time by clinicians by up to 88%. Among Imprivata Cortext’s features are multi-device real-time synchronization, persistent alerts and Imprivata OneSign integration.

•

Multi-device real-time synchronization—Enables healthcare providers to use Imprivata Cortext across their smartphones, tablets and workstations. All alerts, messages, photos, groups, favorites, contacts and directories sync in real-time across all devices, regardless of which device providers are logged into.

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

This solution was introduced in October 2012 and the enterprise version of Imprivata Cortext was launched in February 2014. It is offered as a subscription-based service.

Imprivata PatientSecure

Imprivata PatientSecure is a software-based positive patient identification solution that uses palm vein biometrics to accurately and securely identify patients and retrieve their digital health record across multiple clinical systems at the point of care by integrating with existing EHRs as well as admission, discharge and transfer systems that track a patient through care in a healthcare organization, and patient database systems. The Imprivata PatientSecure solution helps improve patient safety, revenue cycle efficiency, and patient experience by reducing duplicate medical records and overlays and helps reduce the risk of identity theft and insurance fraud. On April 30, 2015, we acquired HT Systems, LLC, the developer of Imprivata PatientSecure, and we are currently licensing Imprivata PatientSecure to our customers on a perpetual basis.

Customer experience

We believe that it is important for our customers to realize the full benefits of their investments in our solutions. When our solution is deployed, it is critical to ensure a high degree of uptime for all users because our Imprivata OneSign solution is the access point to all their clinical applications. Although our solutions are easy to use, install and deploy, our customer experience team further works with our customers to ensure successful deployments and utilization of our solutions within existing clinical workflows without disrupting the delivery of patient care.

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

•

Customer Support provides technical product support for all of our customers, including those customers who purchase our solutions through our sales partners. All of our customers receive live phone support during business hours and 24-hour access to our online customer support center where they can download new software releases, gain access to our solution knowledge base and manage their support cases. We offer two levels of support: standard and premium. During the years ended December 31, 2015, 2014, and 2013, 65%, 64%, and 61%, respectively, of our customers purchasing customer support purchased premium support, which, as compared to standard customer support, includes 24-by-7 year-round support for critical support cases.

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

Sales and marketing

Sales. We use a direct and indirect sales model to reach our customers. In the United States, our regional sales representatives sell primarily to larger healthcare organizations, including new and existing customers. Our inside sales team sells primarily to smaller healthcare organizations, including both new and existing customers. Internationally, our territory representatives are assigned by geography and target both small and large customers. We also employ product sales specialists to assist our regional sales representatives in selling our new product offerings. We extend our sales coverage by utilizing authorized sales partners in the United States and internationally. Our sales partners include EHR vendors, system integrators and value-added resellers. Our agreements with our sales partners and value-added resellers are generally non-exclusive, may be terminated with 60 to 90 days’ notice and do not contain any obligations for renewal. Our sales force is supported by sales engineers.

Marketing. Our marketing efforts are focused on building our brand reputation, increasing market awareness and generating demand for our solutions. This team focuses on product marketing and management, communications, events, international marketing, and public relations functions. Our marketing activities include inbound and outbound lead generation programs, digital media programs such as our website and online advertising, customer advisory boards, industry trade shows and conferences, and press and industry analyst relations.

Customers

Consistent with our healthcare-focused strategy, approximately 87%, 88%, and 84% of our revenue from new sales were attributable to sales to healthcare organizations during the years ended December 31, 2015, 2014 and 2013, respectively.

No single end-customer accounted for more than 4% of our revenue in the years ended December 31, 2015, 2014, and 2013.

We sell our products to healthcare organizations internationally, including organizations in Australia, Belgium, Canada, Denmark, France, Germany, the Netherlands, the United Arab Emirates and the United Kingdom. During the years ended December 31, 2015, 2014 and 2013, markets outside of the United States represented 22%, 21%, and 21% of our revenue, respectively. We expect to continue to derive a substantial portion of our international revenues from foreign government-operated healthcare organizations. Sales to governmental entities present risks in addition to those involved in sales to commercial customers, including potential disruption due to changes in appropriation and spending patterns, delays in budget approvals and exposure to penalties in the event of violations of the Foreign Corrupt Practices Act.

Research and development

Our continued investment in research and development is critical to building innovative solutions and our business. We employ engineers with expertise in various fields, including software and firmware development, database design, user experience, networking, biometrics and mobile communication. We have research and development personnel in Lexington, Massachusetts, Santa Cruz, California, San Francisco, California, Tampa, Florida, and third-party development providers in Lviv, Ukraine and Buenos Aires, Argentina who assist us with quality assurance testing and targeted development projects. The third-party development providers perform services pursuant to statements of work under a master services agreement, which may be terminated by us without cause with 60 days’ notice or by the development provider without cause with 60 days’ notice, unless a statement of work is in progress. As of December 31, 2015, we employed 130 full-time research and development employees and we utilized 59 additional personnel employed by our third-party development providers in Lviv, Ukraine and Buenos Aires, Argentina. Our research and development expenditures were $31.6 million, $25.8 million, and $19.6 million in the years ended December 31, 2015, 2014, and 2013, respectively.

Intellectual property

Our success depends, in part, upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual provisions to protect our proprietary technology and our brand.

We own 28 U.S. patents. The expiration dates of these patents range from November 7, 2016 through July 1, 2034 (not accounting for any patent term extension). Currently we have 14 utility patent applications and 1 provisional patent applications pending in the United States.

We conduct business under Imprivata OneSign, Imprivata Cortext, Imprivata Confirm ID and PatientSecure trademarks, among others. We believe that having distinctive marks may be an important factor in marketing our products. We have registered trademarks in the United States and in selected other jurisdictions. We actively monitor use of our trademarks, and enforce our rights as necessary.

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

Competition

Our primary competitor in the healthcare market is Caradigm USA, LLC, a joint venture of General Electric Company and Microsoft Corporation. We also compete with several smaller providers of security and identity solutions focused on the healthcare market, as well as several large security and identity vendors that are not specifically focused on the healthcare market.

We believe that we compete effectively on the basis of the following factors:

•	security expertise in the healthcare domain;
•	brand awareness and reputation;
•	breadth of our solutions set and ease of implementation, use and management;
•	breadth of product distribution;
•	strategic relationships and ability to integrate with software and device vendors; and
•	product innovation and ability to meet customer needs.

Imprivata Cortext, Imprivata Confirm ID and Imprivata PatientSecure each competes in highly fragmented markets, consisting of large numbers of rapidly changing vendors. We may face increased competition in the future, including competition from large, multinational companies with significant resources. Potential competitors may have existing relationships with purchasers of other products and services within the healthcare organization, which may enhance their ability to gain a foothold in our market.

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

HIPAA

HIPAA contains substantial restrictions and health data privacy, security and breach notification requirements with respect to the use and disclosure of PHI. HIPAA applies to covered entities, such as healthcare providers that conduct electronic health transactions and health plans. In 2009, the HITECH Act made certain HIPAA privacy and security standards directly applicable to “business associates,” defined as entities that receive or obtain PHI in connection with performing functions on behalf of or providing services to covered entities. Most of our customers are covered entities under HIPAA, and they rely on our solutions to facilitate their compliance with their HIPAA requirements. We are also subject to direct liability under HIPAA as a business associate when we handle and have access to our customers’ PHI, such as through our Imprivata Cortext solution. Accordingly, in the United States, we are subject to HIPAA and its implementing regulations, as well as comparable state privacy and security laws. The HITECH Act increased the penalties for HIPAA violations, which can result in fines of up to $1.5 million per violation (since enactment of the HITECH Act, the average fine per incident has been $1.1 million). For knowing HIPAA violations, criminal penalties include fines of up to $250,000 or 10 years imprisonment. The penalty amount for a violation is determined by the level of neglect or willful behavior exhibited by the business associate. In addition, the HITECH Act gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts on behalf of any resident of their state against business associates to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil action.

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

The DEA in its Interim Final Rule regarding EPCS, allows providers to send prescriptions for controlled substances to retail pharmacies provided certain identity-proofing requirements of the provider are met and provided further that approved two-factor authentication is used within the electronic prescribing system at the time the prescription is generated. We believe Imprivata Confirm ID will allow EHR vendors that have integrated with the Imprivata Confirm ID application programming interface to meet these requirements.

In New York, the Internet System for Tracking Over-Prescribing (“I-STOP”) law mandates that all patient medications be prescribed electronically by March 27, 2016 in accordance with the DEA regulations referenced above. We believe Imprivata Confirm ID will assist providers in New York to comply with I-STOP, and we anticipate that other states may consider enacting similar laws requiring electronic transmission of prescriptions.

Suppliers

We purchase hardware components that are incorporated into our solutions from various suppliers and manufacturers. For example, we purchase our fingerprint readers from Avnet, Inc., our proximity card readers from RF IDeas, Inc., our palm vein readers from Fujitsu Computer Products of America, Inc., and appliances (servers) from our contract manufacturer Unicom, Inc. according to our specifications including branding. In the event we are unable to procure certain components for our solutions from our suppliers or manufacturers, we may be required to redesign some of our solutions in order to incorporate technology from alternative sources. Some of these components are off-the-shelf while others are components sourced exclusively for us.

Employees

As of December 31, 2015, we had 452 employees, consisting of 130 in research and development, 153 in sales and marketing, 109 in customer experience and support, 44 in general and administrative, and 16 in information technology. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We consider current employee relations to be good.

Item 1A.	Risk Factors

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us. Please also see “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA” earlier in this Annual Report on Form 10-K. The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, and operating results would likely suffer.

Risks related to our business and industry

We have a history of losses, we expect to continue to incur losses and we may not be profitable in the future.

We incurred a $23.1 million net loss for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $130.6 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication, access management and secure communication solutions for the healthcare industry. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions and products for those solutions, and our ability to enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to address security concerns in the healthcare setting, improve clinical workflows related to the utilization of healthcare information technology systems, and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the years ended December 31, 2015, 2014, and 2013, 9%, 8%, and 10%, respectively, of our total revenues were derived from our largest sales partner.

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

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009 to $119.1 million for the year ended December 31, 2015. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 452 at December 31, 2015. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each year is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous years. In each of the years ended December 31, 2015, 2014, and 2013, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

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

The market for Imprivata PatientSecure, our positive patient identification solution using biometric technology, is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products or technologies. Several organizations set standards for biometrics to be used in identification and documentation. Although we believe that our biometric technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products and services. If the biometrics industry adopts standards or a platform different from the one we use in our solution, then our competitive position would be adversely affected.

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

We expect to continue to derive a substantial portion of our international revenues from foreign government-operated healthcare organizations. Sales to governmental entities present risks in addition to those involved in sales to commercial customers, including potential disruption due to changes in appropriation and spending patterns, delays in budget approvals and exposure to penalties in the event of violations of the Foreign Corrupt Practices Act or other anti-bribery laws. General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by governmental entities. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. In general, each governmental entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments. These factors may result in cutbacks or re-allocations in the budget or losses of government sales, which could have a material adverse effect on our revenues and operating results.

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

Our Imprivata Confirm ID solution simplifies healthcare providers’ compliance with laws requiring electronic prescriptions of controlled substances, or EPCS, and helps healthcare providers address workflow inefficiencies and the potential for fraud associated with paper-based prescriptions. Consequently, we anticipate that sales of Imprivata Confirm ID will be driven primarily by state and federal mandates requiring that prescriptions be sent electronically. For example, New York’s I-STOP law mandates that all patient medications be prescribed electronically. The deadline for prescribers to comply with I-STOP is March 27, 2016. If other states fail to enact legislation requiring that prescriptions be sent electronically or if existing requirements for electronic prescriptions are scaled-back, our ability to sell Imprivata Confirm ID solution may be adversely affected.

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

A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, our other facilities or where our contract manufacturer or its suppliers are located, could harm our business, operating results and financial condition. In addition, acts of terrorism could cause disruptions in our business, the businesses of our customers and suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce located worldwide, and in particular, our senior management, general and administrative, and research and development activities, which are coordinated with our corporate headquarters in the Boston, Massachusetts area and our Santa Cruz, California, San Francisco, California, Tampa, Florida and Uxbridge, United Kingdom offices. Any disruption to our internal communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could delay our research and development efforts, cause delays or cancellations of customer orders or delay deployment of our solutions, which could have a material adverse effect on our business, operating results and financial condition.

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

Risks related to our common stock

We and certain of our executive officers and directors have been named as defendants in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years.  On February 2, 2016, we and certain of our executive officers and directors were named as defendants in a purported securities class action lawsuit.  The complaint, brought on behalf of all persons who purchased our common stock between July 30, 2015 and November 2, 2015, generally alleges that we and such executive officers made false and/or misleading statements about the demand for our IT security solutions and sales trends and failed to disclose facts about our business, operations and performance.  Although we believe this action has no merit and intend to defend it vigorously, this lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and may be expensive and time-consuming to investigate, defend and resolve, and it may divert our management's attention and financial and other resources. The outcome of any litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, any of which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. "Legal Proceedings" below for additional information regarding the class action.

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

The market price of shares of our common stock has been, and may continue to be, volatile.  From June 25, 2014 through February 23, 2016, our stock price has traded at prices as low as $ 9.00 per share and as high as $21.63 per share. The market price of our common stock could continue to fluctuate as a result of many risks listed in this section, and others beyond our control, including:

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

There are 25,041,643 shares of our common stock outstanding, based on the number of shares outstanding as of December 31, 2015. An aggregate of 1,913,020 shares of our common stock are reserved for future issuance under our stock option plans, and 581,064 shares of our common stock are reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. In addition, on July 1, 2015, we filed a shelf registration statement on Form S-3 to register the sale of up to 13,395,230 shares of our common stock held by our existing stockholders. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 40.3% of our common stock outstanding, based on the number of shares outstanding as of December 31, 2015. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

Beginning with our Annual Report on Form 10-K for the year ended December 31, 2015, we must comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will conduct a process each year to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Our principal headquarter offices consist of approximately 99,000 square feet of office space in Lexington, Massachusetts under a lease expiring in 2021. In November 2015, we amended the lease agreement of our principal headquarter office to lease additional 6,338 square feet beginning January 2017. In Santa Cruz, California, we currently have approximately 8,500 square feet for research and development under a lease expiring in 2018. In San Francisco, California, we currently lease two offices for support and research and development under short-term leases expiring in 2016. In Tampa Florida, we currently lease approximately 3,500 square feet under a lease expiring in 2017. In Uxbridge, United Kingdom, we have approximately 4,200 square feet of office space under an agreement expiring in 2017 for sales, marketing, services and support for our European operations. We have additional office locations throughout the United States and in various international locations.

We intend to add new facilities and expand our existing facilities as we add employees and grow our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3.	Legal Proceedings

On February 2, 2016, a complaint was filed in the United States District Court for the District of Massachusetts captioned Coyer v. Imprivata, Inc., et al, Case 1:16-cv-10160-LTS (D. Mass.), on behalf of a putative class of our stockholders, naming us as a defendant as well as Mr. Omar Hussain, our President and Chief Executive Officer, and Mr. Jeffrey Kalowski, our Chief Financial Officer, as well as certain investors who sold shares of our common stock in an offering in August 2015.  The complaint, brought on behalf of all persons who purchased our common stock between July 30, 2015 and November 2, 2015, generally alleges that we and the named officers made false and/or misleading statements about the demand for our IT security solutions and sales trends and failed to disclose facts about our business, operations and performance.  The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 against us and the two named officers, as well as for “control person” liability under Section 20(a) of the Securities Exchange Act against the officers and the non-Company defendants.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

We believe that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available. We do not believe the ultimate resolution of the legal matter referred to above will have a material adverse effect on our net income, financial condition or liquidity in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “IMPR” on June 25, 2014. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NYSE for each quarter during the last two fiscal years:

	Price Range
	High	Low
2015:
Fourth Quarter	$18.14	$9.00
Third Quarter	21.63	14.35
Second Quarter	16.83	12.78
First Quarter	16.54	12.14
2014:
Fourth Quarter	$15.71	$12.11
Third Quarter	16.58	12.70
Second Quarter (from June 25, 2014)	16.38	15.50

On February 23, 2016, the last sale price of our common stock as reported on the NYSE, was $10.99.

Holders of record

As of February 23, 2016, there were approximately 84 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to finance the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.

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

The following comparative stock performance graph compares (i) the cumulative total stockholder return on our common stock from June 25, 2014 through December 31, 2015 with (ii) the cumulative total return of the Russell 2000 Index and the NASDAQ Computer, Data Processing Index and S&P Healthcare Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on June 25, 2014 and the reinvestment of all dividends, if any. The stock price performance reflected on the graph below is not necessarily indicative of future price performance. See the disclosure in “Part I, Item 1A. Risk Factors.”

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 below.

Recent Sales of unregistered securities

None.

Use of proceeds

On June 30, 2014, we closed our initial public offering (“IPO”) of 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $15.00 per share, for aggregate gross proceeds to us of $86.3 million. All of the shares issued and sold in the IPO were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No.333-194921), which was declared effective by the SEC on June 24, 2014. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The managing underwriters for the offering were J.P. Morgan and Piper Jaffray.

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

During the year ended December 31, 2015, we used a total of $25.1 million of our offering proceeds, of which $19.7 million related to our acquisition of HT Systems completed on April 30, 2015, $437,000 related to our purchase of patents, $1.1 million related to expenditures for internally developed software and $3.9 million was used for working capital purposes. There has been no material change in the use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b)(4).

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

The following table presents selected consolidated financial data. We derived the statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report. We derived the statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012, and 2011 from our audited financial statements which are not included in this Annual Report.

Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Revenue
Product	$64,937	$52,164	$39,124	$29,992	$22,958
Maintenance and services	54,183	44,815	31,987	24,032	18,462
Total revenue	119,120	96,979	71,111	54,024	41,420
Cost of revenue
Product	16,876	12,310	7,849	6,855	4,381
Maintenance and services	21,181	17,678	11,020	6,563	4,443
Total cost of revenue	38,057	29,988	18,869	13,418	8,824
Gross profit	81,063	66,991	52,242	40,606	32,596
Operating expenses
Research and development	31,600	25,781	19,609	12,322	7,890
Sales and marketing	52,400	45,003	30,538	22,473	17,728
General and administrative	18,725	12,052	7,619	4,564	4,195
Total operating expenses	102,725	82,836	57,766	39,359	29,813
(Loss) income from operations	(21,662)	(15,845)	(5,524)	1,247	2,783
Other income (expense)
Foreign currency exchange gain (loss)	(527)	(576)	229	(77)	107
Interest and other income (expense), net	(40)	(146)	(120)	(13)	(39)
(Loss) income before income taxes	(22,229)	(16,567)	(5,415)	1,157	2,851
Income taxes	838	169	108	109	129
Net (loss) income	(23,067)	(16,736)	(5,523)	1,048	2,722
Accretion of redeemable convertible preferred stock	—	(2,442)	(4,952)	(4,957)	(4,973)
Net loss attributable to common stockholders	$(23,067)	$(19,178)	$(10,475)	$(3,909)	$(2,251)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.94)	$(1.37)	$(3.12)	$(1.36)	$(1.03)
Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	24,419	13,950	3,359	2,868	2,188

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash and cash equivalents	$51,712	$78,524	$13,284	$15,410	$12,678
Total assets	120,757	118,179	46,470	43,824	30,193
Deferred revenue	49,359	37,141	28,574	21,756	16,041
Redeemable preferred stock	—	—	91,607	86,655	81,698
Total stockholders' equity (deficit)	$48,613	$64,276	$(89,607)	$(80,310)	$(77,431)

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the related notes, and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The “Part I, Item 1A. Risk factors” section of this Annual Report should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

Many other industries face security and productivity challenges similar to those in healthcare. Although healthcare is our primary focus, we sell to non-healthcare organizations, including financial services, the public sector and other industries. Sales to non-healthcare customers may vary from quarter to quarter as a result of our focus on healthcare customers; however, we anticipate that sales to non-healthcare customers will comprise a smaller portion of our business in the future as sales to healthcare customers increase.

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

Shelf Registration

On July 1, 2015, we filed an S-3 registration statement as part of a “shelf” registration process, the Resale Registration Statement. Under the Resale Registration Statement, certain of our stockholders, who we refer to as the selling stockholders, may, from time to time, offer and sell up to 13,395,230 shares of our common stock that were issued and outstanding prior to the date of the registration statement. The selling stockholders are former holders of our preferred stock originally acquired through several private placements prior to its initial public offering. All of such shares of preferred stock were converted into shares of our common stock in connection with our initial public offering.

On August 11, 2015, the selling stockholders sold an aggregate of 5.3 million shares of common stock pursuant to the Resale Registration Statement. We did not receive any of the proceeds from the sale of the shares. We incurred $490,000 of costs associated with the offering during the year ended December 31, 2015.

Acquisitions

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

During the year ended December 31, 2015, $709,000 of acquisition-related costs were incurred due to the HT Systems acquisition, which are included in general and administrative expenses.

During the last four years, we completed two small acquisitions, one acquiring certain assets of Validus Medical Systems (“Validus”) and the other acquiring certain assets of Viion Systems, Inc. The total consideration for these two transactions was $650,000 in cash, plus future earn-outs. The Validus earn-out was classified as a contingent liability. During the quarter ended December 31, 2015, we made a payment of $11,000 related to this contingent liability. These acquisitions have not contributed significantly to our revenue in any year. The assets acquired enhanced our solutions by contributing technology to our Imprivata Cortext solution and the Secure Walk-Away product in our Imprivata OneSign solution.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA provides investors with additional information about our financial results. Adjusted EBITDA is an important supplemental measure used by our board of directors and management to evaluate our operating performance from period to period on a consistent basis and as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for foreign currency gains (losses), stock based-compensation, as well as adjustments such as acquisition costs, shelf registration costs, and the impact of the fair value revaluation on our contingent liability.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. In particular:

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
GAAP net (loss) income	$(23,067)	$(16,736)	$(5,523)	$1,048	$2,722
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	838	169	108	109	129
Depreciation and amortization	3,761	3,075	2,397	1,082	842
Other (expense) income, net	567	722	(109)	90	(68)
Stock-based compensation	4,155	1,612	640	450	347
Change in fair value of contingent liability	197	(376)	(877)	(431)	227
Acquisition costs	709	—	—	—	—
Shelf registration and offering costs	490	—	—	—	—
Adjusted EBITDA	$(12,350)	$(11,534)	$(3,364)	$2,348	$4,199

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies. As of December 31, 2015 and 2014, we had backlog of $51.8 million and $39.3 million, respectively. Of the $51.8 million in backlog as of December 31, 2015, approximately $45.6 million, which includes approximately $30.5 million of maintenance, is expected to be recognized as revenue during the year ended December 31, 2016. Additionally, $4.2 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2016. Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

Critical accounting estimates

Our financial statements are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See “Note 2. Summary of significant accounting policies” included elsewhere in this Annual Report for information about these critical accounting policies.

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

No impairment of goodwill was recorded during the years ended December 31, 2015, 2014, or 2013.

Intangible assets

In connection with an asset acquisition we made in 2011 and acquisition of HT Systems in 2015, we recorded intangible assets. We applied an income approach to determine the value of these intangible assets; the income approach measures the value of an asset based on the future cash flows it is expected to generate over its remaining life. The application of the income approach requires estimates of future cash flows based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. In applying the income approach, we used the multi-period excess earnings method to value our in-process research and development intangible assets and the relief from royalty method to value our trade name intangible assets. The cash flows expected to be generated by each intangible asset were discounted to their present value equivalent using discount rates consistent with market participant assumptions.

We also acquired patents and other intellectual property in 2009, 2010, and 2015 and recorded intangible assets related to these purchases. These intangible assets were purchased outside of a business combination and were initially recognized and measured based on their cost to us.

Costs incurred during the application development stage of internal-use software projects, such as those used in our product offerings, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in our research and development groups who are directly associated with, and who devote time to, our internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and we commit resources to software development. Capitalization ceases when the software has been developed, tested and is ready for its intended use. Amortization of the asset commences when the software is placed into service. We assess the useful life of internal-use software once the development is complete and amortizes the completed costs on a straight line basis. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized. At December 31, 2015, we had $1.2 million in capitalized software development costs related to the internal-use software currently being developed. The capitalized software development costs have been recorded in intangible assets.

Intangible assets are amortized over their estimated useful lives. Upon completion of development, acquired in-process research and development assets are generally considered amortizable, finite-lived assets and are amortized over their estimated useful lives. We evaluate intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. No impairment of intangible assets was recorded in the years ended December 31, 2015, 2014, or 2013.

Recent accounting guidance

Recently adopted accounting updates

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance.  We have elected early adoption of this guidance, effective in the third quarter ended September 30, 2015. During the year ended December 31, 2015, we recorded a measurement period adjustment which resulted in an immaterial impact. See “Note 3. Business combination” for additional information.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The ASU requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The guidance may be adopted on either a prospective or retrospective basis. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We have elected early adoption of this guidance, effective in the fourth quarter and the year ended December 31, 2015.  The adoption of this guidance had an immaterial impact on our balance sheet. See “Note 18. Income taxes” for additional information.

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This guidance could impact the timing and amounts of revenue recognized. In 2015, the FASB proposed amendments and clarifications to various aspects of the guidance. These amendments were proposed in three FASB exposure drafts. We are currently evaluating the effect that implementation of this guidance and any amendments will have on our consolidated financial statements upon adoption. Any changes to the guidance resulting from the proposed amendments could change our assessment of the impact that adoption might have on our consolidated financial statements and could impact our decision on whether or not to early adopt.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  This guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual periods ending after December 15, 2016 and for interim periods in fiscal years beginning after December 15, 2016, the first quarter of 2017.  Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update will be effective for us for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis, with early adoption permitted. As of December 31, 2015, we had not early adopted this guidance. The accounting standard update is a change in balance sheet presentation only and is not expected to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330).  ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. We measure inventory using first-in, first out method and anticipate adopting this guidance. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenue
Product	$64,937	$52,164	$39,124
Maintenance and services	54,183	44,815	31,987
Total revenue	119,120	96,979	71,111
Cost of revenue
Product	16,876	12,310	7,849
Maintenance and services	21,181	17,678	11,020
Total cost of revenue	38,057	29,988	18,869
Gross profit	81,063	66,991	52,242
Operating expenses
Research and development	31,600	25,781	19,609
Sales and marketing	52,400	45,003	30,538
General and administrative	18,725	12,052	7,619
Total operating expenses	102,725	82,836	57,766
Loss from operations	(21,662)	(15,845)	(5,524)
Other income (expense)
Foreign currency exchange loss	(527)	(576)	229
Interest and other income expense (net)	(40)	(146)	(120)
Loss before income taxes	(22,229)	(16,567)	(5,415)
Income taxes	838	169	108
Net loss	$(23,067)	$(16,736)	$(5,523)

Revenue

Product revenue is generally recognized upon shipment of the software license key or hardware. Software, subscription and maintenance revenues are recognized ratably over their respective subscription and maintenance period. Revenue from our professional service arrangements is recognized as the services are performed. Training revenue is recognized when the training is completed. See “Summary of significant accounting policies—Revenue recognition” for more information.

The following table sets forth our revenues for each of the periods presented.

	Year Ended				Year Ended
	December 31,		Period-to-Period		December 31,		Period-to-Period
	2015	2014	Change		2014	2013	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Revenue
Product revenue	$64,937	$52,164	$12,773	24.5%	$52,164	$39,124	$13,040	33.3%
Percentage of revenue	54.5%	53.8%			53.8%	55.0%
Maintenance and service revenue	54,183	44,815	9,368	20.9%	44,815	31,987	12,828	40.1%
Percentage of revenue	45.5%	46.2%			46.2%	45.0%
Total Revenue	$119,120	$96,979	$22,141	22.8%	$96,979	$71,111	$25,868	36.4%

Product revenue

We derive our product revenue from the sales of both software and hardware. We derive substantially all of our software revenue from the sale of perpetual licenses for our Imprivata OneSign solution. Our license sales are generally priced on a per user basis, but are sometimes licensed on an enterprise-wide basis with an unlimited number of users. From time to time, we also derive software revenue from licenses sold on a term license basis. The software is delivered pre-loaded on a hardware server or as a software only solution that provides the same functionality as the software delivered on the pre-loaded server. Hardware sales also include the sale of devices such as proximity card readers, fingerprint readers and palm vein biometric readers.

Comparison of years ended December 31, 2015 and 2014

Product revenue increased by $12.8 million, or 25%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was driven primarily by an increase of $12.8 million in sales of additional products into our existing customer base, $13.3 million of which relate to healthcare customers, which was offset by a $741,000 decrease in sales to non-healthcare customers. Sales to new customers increased by approximately $209,000 primarily due to increase in sales to new non-healthcare customers during the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. Although our sales to non-healthcare customers increased during the twelve months ended December 31, 2015, product sales to non-healthcare customers represent a smaller portion of our business. We categorize revenue from new customers based on the initial purchase order value which does not include any follow-on orders that may occur within the same fiscal year; those follow-on orders would be classified as revenue to our installed base.  As our installed base grows, we expect product revenues to be a greater percentage of total revenues. Trends in the value of new customer sales are affected by average value of the initial order and number of customers, which may vary based on which products are purchased on the initial order. As a percentage of product revenue, sales to non-healthcare customers were 4% for the years ended December 31, 2015 and 2014. We expect sales to non-healthcare customers to decline as a percentage of our total product revenue in future periods.

Comparison of years ended December 31, 2014 and 2013

Product revenue increased by $13.0 million, or 33%, during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was driven primarily by an increase of $9.6 million in sales of additional products into our existing customer base, $8.8 million of which were related to healthcare customers. Sales to new customers increased by approximately $3.6 million over the same period. Sales to new healthcare customers increased by $3.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was offset by a $300,000 decrease in sales to new non-healthcare customers. Although our sales to new non-healthcare customers is decreasing due to our focus on the healthcare industry, we believe the composition of new customers may vary on a quarterly basis and is not indicative of any additional trend.

Maintenance and service revenue

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. Professional services revenue consists primarily of fees associated with the implementation of our software and training services, and represented between 9% and 11% of our revenues for the years ended December 31, 2015, 2014, and 2013. Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Comparison of years ended December 31, 2015 and 2014

Maintenance and service revenue increased by $9.4 million, or 21%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was driven by increased maintenance revenue of $7.7 million resulting from our larger installed base of users. In addition, professional services increased by $1.7 million over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

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

Cost of revenue

The following table sets forth our cost of revenues for each of the periods presented.

	Year Ended				Year Ended
	December 31,		Period-to-Period		December 31,		Period-to-Period
	2015	2014	Change		2014	2013	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Cost of revenue
Product	$16,876	$12,310	$4,566	37.1%	$12,310	$7,849	$4,461	56.8%
Product gross margin	74.0%	76.4%			76.4%	79.9%
Maintenance and services	21,181	17,678	3,503	19.8%	17,678	11,020	6,658	60.4%
Maintenance and service gross margin	60.9%	60.6%			60.6%	65.5%
Total cost of revenue	$38,057	$29,988	$8,069	26.9%	$29,988	$18,869	$11,119	58.9%
Total gross margin	68.1%	69.1%			69.1%	73.5%
Headcount	109	94	15	16.0%	94	69	25	36.2%

Cost of product revenue

Cost of product consists primarily of costs of physical appliances, palm vein biometric readers, proximity cards and fingerprint readers. Additional product costs include third party software license costs, duties and freight, and amortization expense related to intangible assets acquired.

Comparison of years ended December 31, 2015 and 2014

Cost of product revenue increased by $4.6 million, or 37%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was primarily attributable to the increase in sales of proximity cards and fingerprint devices during the year ended December 31, 2015, as compared to the year ended December 31, 2014. Product gross margin decreased as a result of the mix between higher-margin software and lower-margin device sales. Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

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

Comparison of years ended December 31, 2015 and 2014

Cost of maintenance and services revenue increased by $3.5 million, or 20%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was primarily attributable to an increase of $3.3 million in payroll and related costs as a result of increased investment in our support and services personnel. In addition, the increase in the number of employees hired also resulted in an increase in travel-related costs of $555,000. These increases were partially offset by a $577,000 decrease in consulting expense as we reduce our use of third party consultants for support and services. The timing of the recognition of expenses for new hires may vary within the periods presented and is not indicative of any trend.

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

Operating expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes, costs related to the design and development of new products and enhancement of existing products, marketing programs, consulting, travel, and depreciation expenses. Personnel costs are our largest expense, representing $66.2 million, or 64% of our total operating expenses for the year ended December 31, 2015; $53.5 million, or 65% of our total operating expenses for the year ended December 31, 2014; and $35.3 million, or 61% of our total operating expenses for the year ended December 31, 2013. We allocate overhead such as our information technology expenses, including personnel costs, and facility expenses based on headcount. Due to our headcount growth, we have increased the leased square footage for our corporate headquarters in Lexington, Massachusetts and our capital expenditures for leasehold improvements and information technology equipment.

The following table sets forth our operating expenses.

	Year Ended				Year Ended
	December 31,		Period-to-Period		December 31,		Period-to-Period
	2015	2014	Change		2014	2013	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Operating expenses
Research and development	$31,600	$25,781	$5,819	22.6%	$25,781	$19,609	$6,172	31.5%
Percentage of revenue	26.5%	26.6%			26.6%	27.6%
Sales and marketing	52,400	45,003	7,397	16.4%	45,003	30,538	14,465	47.4%
Percentage of revenue	44.0%	46.4%			46.4%	42.9%
General and administrative	18,725	12,052	6,673	55.4%	12,052	7,619	4,433	58.2%
Percentage of revenue	15.7%	12.4%			12.4%	10.7%
Total operating expenses	$102,725	$82,836	$19,889	24.0%	$82,836	$57,766	$25,070	43.4%
Percentage of revenue	86.2%	85.4%			85.4%	81.2%
Headcount
Research and development	130	97	33	34.0%	97	89	8	9.0%
Sales and marketing	153	137	16	11.7%	137	103	34	33.0%
General and administrative	44	37	7	18.9%	37	28	9	32.1%
Information technology	16	13	3	23.1%	13	12	1	8.3%
Total	343	284	59	20.8%	284	232	52	22.4%

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

Comparison of years ended December 31, 2015 and 2014

Research and development expenses increased by $5.8 million, or 23%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was primarily driven by increased payroll and related costs of $5.1 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in payroll and related costs was primarily due to a large increase in the number of employees during the year ended December 31, 2015, as compared to the same period in 2014. Included in the increase in payroll and related costs are costs of $1.4 million incurred for the addition of employees added as a result HT Systems acquisition. The timing of the recognition of expenses for new hires may vary within the periods presented and is not indicative of any trend. In addition, hiring costs increased by $173,000, facility costs, which are allocated based on headcount, increased by $545,000. The increases were partially offset by decrease in a consulting expenses of $154,000 for our third-party developers located in Ukraine and Argentina as a result of the timing of our projects related to our product development and release cycle.

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

Comparison of years ended December 31, 2015 and 2014

Sales and marketing expenses increased by $7.4 million, or 16%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was primarily attributable to an increase in spending on sales related costs of $4.8 million and marketing and business-development related costs of $2.6 million as we continued to invest in building our brand as well as our sales force. The resulting increase in sales-related costs was primarily due to increased payroll and related costs of $3.6 million, which includes commissions due to our increased headcount, increase of $463,000 related to the our sales events, increased consulting costs of $464,000 and increased hiring costs of $101,000. The increase in marketing and business-development related costs were primarily due to increased payroll and related expenses of $1.8 million and increased marketing and promotion expenses of $992,000.

Comparison of years ended December 31, 2014 and 2013

Sales and marketing expenses increased by $14.5 million, or 47%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was attributable to an increase in spending on sales related costs of $7.5 million and marketing and business-development related costs of $6.9 million as we continued to invest in building our brand as well as our sales force. The increase in sales-related costs was due to an increase in payroll-related expenses, including commissions, of $5.8 million due to our increased headcount in 2014 and an increase of $237,000 related to company sales events. The increase in employees hired also caused an increase in travel expense of $865,000, information technology costs of $466,000 and depreciation expense of $381,000 primarily due to the increases in leasehold improvements, furniture and fixtures and computer equipment to support our increasing headcount. These increases were partially offset by a decrease in third-party recruiting fees of $474,000. The marketing increases were due primarily to an increase of $4.0 million in payroll related expenses, travel and entertainment of $549,000, hiring and related costs of $451,000 and $274,000 for information technology expenditures increased by, as a result of an increase of 19 marketing employees. We also increased $317,000 related to spending on consulting and outside services and $328,000 of depreciation expense.

General and administrative

General and administrative expenses consist primarily of costs for administrative, finance, legal and human resource personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees associated with legal matters and costs required to comply with the regulatory requirements of the SEC, as well as costs associated with enhancing our internal controls and accounting systems, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses also include costs associated with business acquisitions, transaction costs associated with offerings of our common stock and the re-valuing of our contingent liability associated with any earn-out we may be required to pay in connection with the Validus acquisition. We measure the liability at each balance sheet date based on revenue earned to date from the acquired Validus product (now our Imprivata Cortext solution) and our projections of revenues from sales of Imprivata Cortext. We expect our general and administrative expenses to remain consistent with the current year presented.

Comparison of years ended December 31, 2015 and 2014

General and administrative expenses increased by $6.7 million, or 55%, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was driven primarily by increased payroll and related costs of $2.3 million as a result of our increased headcount. Professional fees and consulting services increased $3.0 million, primarily due to $709,000 transaction costs related to our acquisition of HT Systems, $490,000 of costs associated with shelf registration and stock offering of secondary shares of our common stock during the three months ended September 30, 2015, increase of $664,000 in our audit fees primarily related to  Sarbanes-Oxley compliance beginning in 2015, and increase of $582,000 related to charges incurred for consultants to implement an ERP project. The remaining increase in professional fees and consulting services increase was due to use of consultants for general purpose during the year. In addition, insurance expense increased by $356,000 as a result of changes in our insurance coverage due to becoming a public company in June 2014 and expenses for corporate events increased $501,000. We recorded a fair value revaluation expense of $197,000 of our contingent liability as compared to a reduction of expense of $376,000 during the year ended December 31, 2014.

Comparison of years ended December 31, 2014 and 2013

General and administrative expenses increased by $4.4 million, or 58%, during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was driven by $2.8 million in headcount and related expenses related as a result of our increased headcount. In addition, we incurred an increase of $430,000 for consulting services, $340,000 for increases in insurance expense as a result of changes in our insurance coverage due to our becoming a public company. These increases were partially offset by the reduction in our contingent consideration liability expense of $501,000, as the result of revised estimates related to the earn-out associated with our Validus acquisition.

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

	Year Ended				Year Ended
	December 31,		Period-to-Period		December 31,		Period-to-Period
	2015	2014	Change		2014	2013	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Foreign currency exchange gain (loss)	$(527)	$(576)	$49	(8.5)%	$(576)	$229	$(805)	(351.5)%
Percentage of revenue	(0.4)%	(0.6)%			(0.6)%	0.3%
Interest and other income (expense), net	(40)	(146)	106	(72.6)%	(146)	(120)	(26)	21.7%
Percentage of revenue	0.0%	(0.2)%			(0.2)%	(0.2)%
Total other income (expense)	$(567)	$(722)	$155	(21.5)%	$(722)	$109	$(831)	(762.4)%

Comparison of years ended December 31, 2015 and 2014

Other expense decreased by $155,000 during the year ended December 31, 2015, as compared to the year ended December 31, 2014 primarily due to a decrease in foreign exchange losses, a reduction in costs related to the disposal of assets and reduced interest expenses related to our capital lease and debt obligations, as well as an increase in our interest income earned.

Comparison of years ended December 31, 2014 and 2013

The increase in other expense for the year ended December 31, 2014 was primarily driven by the strengthening of the U.S. dollar against the Euro and Pound Sterling during the second half of 2014. We have cash and accounts receivable denominated in those currencies as a result of our European operations.

Income tax expense

	Year Ended				Year Ended
	December 31,		Period-to-Period		December 31,		Period-to-Period
	2015	2014	Change		2014	2013	Change
(dollars in thousands)	Amount	Amount	$ %		Amount	Amount	$ %
Income taxes	$838	$169	$669	395.9%	169	108	$61	56.5%
Percentage of revenue	0.7%	0.2%			0.2%	0.2%

Comparison of years ended December 31, 2015 and 2014

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our activities outside of the United States are subject to local country income tax and in some circumstances are subject to U.S. income tax. To date, we have incurred cumulative U.S. operating losses and maintain a full valuation allowance on our net deferred tax assets. Therefore, we have not recorded any U.S. tax provision associated with income from operations and our effective tax rate differs from the U.S. statutory rate. Our tax expense recorded primarily relates to $662,000 of deferred tax expense associated with long term deferred tax liabilities related to tax basis in acquired goodwill and a tax expense of $176,000 on earnings of certain foreign subsidiaries and to a lesser extent state income taxes. In addition, tax expense was reduced by $72,000 related to the Validus contingent consideration during the fourth quarter of 2015.

During the three months ended June 30, 2015, we corrected an error by recording a $535,000 out of period adjustment for the cumulative amount of deferred tax expense associated with post-acquisition adjustments made to our Validus contingent consideration. See Note 18 “Income Taxes” for additional details on this adjustment.

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

Cash and cash equivalents

As of December 31, 2015, we had $51.7 million of cash and cash equivalents, of which $417,000 was held in our foreign subsidiaries. Our cash is invested in money market funds or in cash deposit accounts, and is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

On August 11, 2015, the selling stockholders sold an aggregate of 5.3 million shares of common stock pursuant to the Resale Registration Statement. We did not receive any of the proceeds from the sale of the shares. We incurred $490,000 of costs associated with the offering during the year ended December 31, 2015.

We believe our cash and cash equivalents, $15.0 million revolving credit agreement and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net cash (used in) provided by operating activities	$(5,970)	$(8,100)	$748
Net cash used in investing activities	(23,340)	(3,187)	(3,316)
Net cash provided by financing activities	2,587	76,610	579
Effect of exchange rates on cash and cash equivalents	(89)	(83)	(137)
Net (decrease) increase in cash and cash equivalents	$(26,812)	$65,240	$(2,126)

Net cash (used in) provided by operating activities

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

Our cash used in operating activities during the year ended December 31, 2015 was primarily due to a net loss of $23.1 million adjusted for $8.8 million of non-cash expenses that included $3.8 million of depreciation and amortization, $4.1 million in stock-based compensation, deferred income taxes of $662,000, a loss on disposal of fixed assets of $19,000, and an increase of $197,000 due to increase in the fair value of the contingent purchase price liability. Net increase in working capital amounted to $8.3 million attributable to an increase in deferred revenue of $9.7 million, an increase in accounts payable of $4.5 million, increase in accrued expenses of $635,000 and an increase in other liabilities of $267,000. These increases were partially offset by an increase in accounts receivables of $6.0 million and an increase in prepaid expenses and other current assets of $821,000.

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

During the year ended December 31, 2015, our cash expenditures related to investing activities were the acquisition of HT Systems for $19.0 million, purchase of three patents for an aggregate of $437,000, expenditures for internally developed software of $1.1 million, and purchase of property and equipment for $2.9 million, which was primarily driven by the increase in leasehold improvements and furnishings for our corporate headquarters, as well as increases in computer equipment for our increased headcount.

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

For the year ended December 31, 2015, cash provided by financing activities primarily consisted of $1.2 million of proceeds from our employee stock purchase plan and $2.0 million of proceeds from the exercise of stock options, partially offset by $620,000 in payments in connection with our debt, capital leases, and royalty obligations.

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

For the year ended December 31, 2013, cash provided by financing activities was primarily consisted of $916,000 of proceeds related to the exercise of stock options which was offset by cash used to pay down $317,000 in debt and capital lease obligations.

Requirements

Capital expenditures

We have made capital expenditures primarily for leasehold improvements and furniture and fixtures related to the expansion of our corporate headquarters, as well as information technology equipment to support our increased headcount, product enhancement and development and our overall growth. Our capital expenditures totaled $2.9 million, $3.2 million, and $3.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

We expect our 2016 capital expenditures to be consistent with previous periods presented, with expenditures primarily related to, equipment to support product development, facility expansions and other general purposes to support our growth.

Contractual obligations and commitments

Our principal commitments consist of obligations under leases for our office space, capital leases and long term debt, and non-cancellable purchase obligations with our contract manufacturers and purchase obligations related to the purchase of computer equipment, furniture and fixtures and services. During 2015, we amended our lease agreement for our corporate headquarters to lease approximately 27,000 of additional square footage. The amendment increased the total square footage leased to approximately 99,000 and extended the term through December 2021. The additional rent expense is approximately $8.8 million over the revised extended term and the landlord has agreed to contribute approximately $735,000 towards leasehold improvements.

	Payment due by period
		Less than	1-2	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$16,222	$2,300	$5,365	$5,576	$2,981
Capital leases and long-term debt	672	453	219	—	—
Non-cancelable purchase commitments	843	843	—	—	—
Total	$17,737	$3,596	$5,584	$5,576	$2,981

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

We maintain foreign cash accounts denominated in the Euro and British Pound Sterling, to fund our foreign operations and collect foreign accounts receivables. We generally invoice our customers in the currencies of the countries in which the customer is located. At December 31, 2015, our foreign accounts receivable balances were primarily denominated in the Euro, British Pound Sterling and the Australian Dollar.

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

If the foreign currency exchange rates fluctuated by 10% as of December 31, 2015, our foreign currency exchange gain or loss would have fluctuated by $885,000.

Interest rate risk

At December 31, 2015, we had cash and cash equivalents of $51.7 million. We maintain substantially all of our cash equivalents in an institutional money market mutual fund. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At December 31, 2015, we had a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an outstanding balance of $82,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

Item 8.	Financial Statements and Supplementary Data

Imprivata, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Imprivata, Inc.

Lexington, Massachusetts

We have audited the accompanying consolidated balance sheets of Imprivata, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imprivata, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2016

Imprivata, Inc.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$51,712	$78,524
Accounts receivable, net of allowances	36,629	25,335
Prepaid expenses and other current assets	4,431	3,516
Total current assets	92,772	107,375
Property and equipment, net	7,901	7,640
Goodwill	14,380	1,560
Intangible assets, net	5,681	1,499
Other assets	23	105
Total assets	$120,757	$118,179
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,997	$2,498
Accrued expenses and other current liabilities	11,567	10,565
Current portion of capital lease obligations and long-term debt	442	625
Current portion of other long-term liabilities	240	288
Current portion of deferred revenue	43,929	33,120
Current portion of contingent purchase price liability	818	152
Total current liabilities	63,993	47,248
Deferred revenue, net of current portion	5,430	4,021
Deferred tax liability	662	—
Capital lease obligations, long-term debt and royalty obligations, net of current portion	209	619
Other long-term liabilities, net of current portion	1,850	1,535
Contingent purchase price liability, net of current portion	—	480
Total liabilities	72,144	53,903
Commitments and contingencies (Note 13)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at December 31, 2015 and 2014; 25,041,643 and 23,742,467 shares issued and outstanding at December 31, 2015 and 2014, respectively	25	24
Additional paid-in capital	179,357	171,903
Accumulated other comprehensive loss	(151)	(100)
Accumulated deficit	(130,618)	(107,551)
Total stockholders’ equity	48,613	64,276
Total liabilities and stockholders’ equity	$120,757	$118,179

The accompanying notes are an integral part of these consolidated financial statements.

Imprivata, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenue
Product	$64,937	$52,164	$39,124
Maintenance and services	54,183	44,815	31,987
Total revenue	119,120	96,979	71,111
Cost of revenue
Product	16,876	12,310	7,849
Maintenance and services	21,181	17,678	11,020
Total cost of revenue	38,057	29,988	18,869
Gross profit	81,063	66,991	52,242
Operating expenses
Research and development	31,600	25,781	19,609
Sales and marketing	52,400	45,003	30,538
General and administrative	18,725	12,052	7,619
Total operating expenses	102,725	82,836	57,766
Loss from operations	(21,662)	(15,845)	(5,524)
Other income (expense)
Foreign currency exchange (loss) gain	(527)	(576)	229
Interest and other income (expense), net	(40)	(146)	(120)
Loss before income taxes	(22,229)	(16,567)	(5,415)
Income taxes	838	169	108
Net loss	(23,067)	(16,736)	(5,523)
Accretion of redeemable convertible preferred stock	—	(2,442)	(4,952)
Net loss attributable to common stockholders	$(23,067)	$(19,178)	$(10,475)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.94)	$(1.37)	$(3.12)
Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	24,419	13,950	3,359

The accompanying notes are an integral part of these consolidated financial statements.

Imprivata, Inc.

Consolidated statements of comprehensive loss

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net loss	$(23,067)	$(16,736)	$(5,523)
Other comprehensive loss:
Foreign currency translation adjustments	(51)	45	(103)
Comprehensive loss	$(23,118)	$(16,691)	$(5,626)

The accompanying notes are an integral part of these consolidated financial statements.

Imprivata, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock			Accumulated
	par value		Additional	other
	$0.001		paid-in	comprehensive	Accumulated
(in thousands)	Shares	Amount	capital	loss	deficit	Total
Balance as of January 1, 2013	3,120	$3	$—	$(42)	$(80,271)	$(80,310)
Accretion of redeemable convertible preferred stock to redemption value			(1,280)		(3,672)	(4,952)
Exercise of common stock options	468	1	640		—	641
Stock-based compensation expense			640			640
Net loss					(5,523)	(5,523)
Other comprehensive income (loss)				(103)		(103)
Balance as of December 31, 2013	3,588	4	—	(145)	(89,466)	(89,607)
Accretion of redeemable convertible preferred stock to redemption value			(1,093)		(1,349)	(2,442)
Exercise of common stock options	324		567		—	567
Exercise of warrants, net	109		—			—
Stock-based compensation expense			1,612			1,612
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,425	5,750	6	76,782			76,788
Conversion of redeemable convertible preferred stock into common stock	13,971	14	94,035			94,049
Net loss					(16,736)	(16,736)
Other comprehensive income (loss)				45		45
Balance as of December 31, 2014	23,742	24	171,903	(100)	(107,551)	64,276
Exercise of common stock options	1,195	1	2,080			2,081
Stock-based compensation expense			4,155			4,155
Employee stock purchase plan	105	—	1,219			1,219
Net loss					(23,067)	(23,067)
Other comprehensive loss				(51)		(51)
Balance as of December 31, 2015	25,042	$25	$179,357	$(151)	$(130,618)	$48,613

The accompanying notes are an integral part of these consolidated financial statements.

Imprivata, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net loss	$(23,067)	$(16,736)	$(5,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,761	3,075	2,397
Provision for doubtful accounts	17	99	61
Stock-based compensation	4,155	1,612	640
Loss on disposal of fixed assets	19	75	80
Change in value of contingent purchase price liability	197	(376)	(877)
Deferred income taxes	662	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,015)	(5,680)	(3,248)
Prepaid expenses and other current assets	(821)	(600)	(1,130)
Deferred revenue	9,759	8,567	6,818
Accounts payable	4,461	(1,010)	47
Accrued expenses and other current liabilities	635	2,689	1,836
Other liabilities	267	185	(353)
Net cash (used in) provided by operating activities	(5,970)	(8,100)	748
Cash flows from investing activities:
Purchases of property and equipment	(2,866)	(3,187)	(3,413)
Purchases of intangible assets	(1,519)	—	—
Acquisition of business	(18,955)	—	—
Restricted cash	—	—	97
Net cash used in investing activities	(23,340)	(3,187)	(3,316)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	80,213	—
Deferred offering costs	—	(3,405)	(20)
Payment of contingent liability	(11)	—	—
Repayments for capital lease obligations, long-term debt and other	(620)	(674)	(317)
Proceeds from employee stock purchase plan	1,219	—	—
Proceeds from exercise of stock options	1,999	476	916
Net cash provided by financing activities	2,587	76,610	579
Effect of exchange rates on cash and cash equivalents	(89)	(83)	(137)
Net (decrease) increase in cash and cash equivalents	(26,812)	65,240	(2,126)
Cash and cash equivalents, beginning of year	78,524	13,284	15,410
Cash and cash equivalents, end of year	$51,712	$78,524	$13,284
Supplemental cash flow data:
Interest paid in cash	$88	$107	$51
Taxes paid in cash	$34	$106	$156
Supplemental disclosures of non-cash investing and financing activities:
Equipment purchases under capital leases	$29	$714	$114
Property and equipment purchases included in accounts Payable and accrued expenses	$346	$120	$56
Intangible asset purchases included in accrued expenses	$118	$—	$—
Accretion of preferred stock	$—	$2,442	$4,952

The accompanying notes are an integral part of these consolidated financial statements.

Imprivata, Inc.

Notes to consolidated financial statements

1. Organization and business

(a) Description of business

Imprivata, Inc. (the “Company”) is a leading provider of IT security and identity solutions to the healthcare industry that help providers securely and efficiently access, communicate and transact patient health information. The Company’s security and identity platform provides authentication management, fast access to patient information, secure communications and positive patient identification products to address critical security and compliance challenges faced by healthcare organizations, while improving provider productivity and the patient experience. The Company believes that its solutions save clinicians significant time and effort to focus on patient care, improve both provider and patient satisfaction, and enable compliance with complex privacy and security regulations. The Company’s solutions can be installed on workstations and other application access points throughout an organization and, once deployed, become a critical part of its customer’s security and identity infrastructure.

The Company was incorporated in the State of Delaware in May 2001.

On June 30, 2014, the Company completed its initial public offering (“IPO”) and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “IMPR.”

(b) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial reporting and as required under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Imprivata Securities Corporation and Imprivata International, Inc., and its wholly owned subsidiaries Imprivata UK Limited and Imprivata Australia Pty. Ltd., as well as two branch offices. All intercompany balances and transactions have been eliminated in consolidation.

Management believes the Company has sufficient cash and availability under its line of credit to sustain operations through at least the next 12 months.

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

(a) Cash, cash equivalents and restricted cash

Cash and cash equivalents

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consist principally of deposit accounts and money market accounts at December 31, 2015 and 2014.

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

Warranty reserves

The Company maintains an allowance for warranty obligations that may be incurred under its limited warranty, which includes a hardware warranties ranging from one to three years. Factors that affect the Company’s allowance for warranty obligations include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the cost per claim to satisfy the Company’s warranty obligation.

Excess and obsolete inventory reserves

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on combination of factors which may include forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company recorded immaterial charges for excess and obsolete inventories during the years ended December 31, 2015, 2014 or 2013.

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

Finite-lived intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which is four to ten years. The Company evaluates finite lived intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

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

(g) Deferred offering costs

The Company incurred approximately $3.4 million in costs related to its initial public offering. These offering expenses have been recorded as a reduction of the proceeds received on June 30, 2014, the closing of the Company’s IPO. There are no deferred offering costs included in Other assets in the accompanying balance sheet as of December 31, 2015 and 2014.

(h) Revenue recognition

The Company derives its revenue primarily from the licensing of software, devices, maintenance and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. Product revenue is recognized upon shipment, assuming all other revenue recognition criteria have been met. Services are considered delivered as the work is performed and maintenance is considered delivered over the contractual maintenance term. The Company has a limited number of customers who purchase its software on a term basis and recognizes these sales ratably over the term.

Sales of the Company’s software that are sold through resellers are recognized as revenue based on the same criteria as direct sales and upon identification of the end user. For sales through resellers, the reseller assumes the risk of collection from the end user and the Company does not offer a right of return or price protection to any of its resellers.

When arrangements contain software and non-software elements, the Company allocates the arrangement consideration to the software and non-software elements. The fair value of the elements is determined utilizing vendor-specific objective evidence of fair value, or VSOE, when available, third party evidence or the best estimate of selling price when VSOE of fair value is not determinable. The Company is currently unable to establish VSOE of fair value or third party evidence for its software elements as a group. Therefore the best estimate of selling price for the software elements is determined by considering various factors including but not limited to the Company’s standard software maintenance rates, the historical selling price of these deliverables in similar transactions, and its standard pricing practices along with geographies and customer class. After determining fair value for each deliverable, the arrangement consideration is allocated between the software elements, as a group, and the non-software elements using the relative selling price method. The non-software elements are then recognized upon delivery and when all other revenue recognition criteria are met.

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

(i) Deferred cost of goods sold

Deferred costs of goods sold consist primarily of costs associated with physical appliances and devices that were shipped during the period for which the revenue recognition criteria have not yet been met. Deferred cost of goods sold were $37,000 and $78,000 for the years ended December 31, 2015 and 2014, respectively. The costs will be amortized to expense in conjunction with the recognition of the related deferred revenue. These costs are included in prepaid expenses and other current assets on the accompanying balance sheet.

(j) Research and development and software development costs

Research and development expenses consist primarily of salary and related expenses for the Company’s research and development staff, including benefits, bonuses and stock-based compensation; the cost of certain third-party contractor costs; and allocated overhead. Expenditures for research and development are expensed as incurred.

Costs associated with the development of computer software for external sale are expensed prior to the establishment of technological feasibility of the software and capitalized thereafter until commercial release of the software. The Company has not historically incurred significant development costs after the establishment of technological feasibility, and as a result, no software development costs have been capitalized to date for external use software.

Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s product offerings, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s research and development groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to software development. Capitalization ceases when the software has been developed, tested and is ready for its intended use. Amortization of the asset commences when the software is placed into service. The Company assesses the useful life of internal-use software once the development is complete and amortizes the completed costs on a straight line basis. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized. At December 31, 2015, the Company had $1.2 million in capitalized software development costs related to the internal-use software currently being developed.  The capitalized software development costs have been recorded in intangible assets.

(k) Shipping and handling costs

Shipping and handling costs charged to customers are included in revenue and the associated expense is recorded in cost of products sold in the statements of operations for all periods presented.

(l) Advertising costs

Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising expenses were $317,000, $194,000, and $170,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense. The Company did not have any material unrecognized tax benefits or accrued interest and penalties at December 31, 2015, 2014, or 2013.

(n) Stock-based compensation

The Company measures compensation cost for equity awards at their fair value. The measurement date for stock awards granted to employees is generally the date of grant. The measurement date for nonemployee awards is the date services are completed or the award is earned. Stock-based compensation is recognized on a straight-line basis over the requisite service period, which generally is the vesting period. The estimation of stock awards that will ultimately vest requires judgment and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period during which estimates are revised. Actual results and future changes in estimates may differ substantially from current estimates. See “Note 17. Stock award plans and stock-based compensation” for discussion of the Company’s key assumptions included in determining the fair value of its equity awards at grant date.

(o) Recent accounting guidance

Recently adopted accounting updates

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance.  The Company has elected early adoption of this guidance, effective in the third quarter ended September 30, 2015.  During the year ended December 31, 2015, the Company recorded a measurement period adjustment which resulted in an immaterial impact. See “Note 3. Business combination” for additional information.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The ASU requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The guidance may be adopted on either a prospective or retrospective basis. Early adoption is permitted for any interim and annual financial statements that have not yet been issued.  The Company has elected early adoption of this guidance on a prospective basis, effective in the fourth quarter and year ended December 31, 2015.  The Company has elected early adoption of this guidance, effective in the fourth quarter and the year ended December 31, 2015.  The adoption of this guidance had an immaterial impact on the Company’s balance sheet. See “Note 18. Income taxes” for additional information.

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This guidance could impact the timing and amounts of revenue recognized. In 2015, the FASB proposed amendments and clarifications to various aspects of the guidance. These amendments were proposed in three FASB exposure drafts. The Company is currently evaluating the effect that implementation of this guidance and any amendments will have on the Company’s consolidated financial statements upon adoption. Any changes to the guidance resulting from the proposed amendments could change the Company’s assessment of the impact that adoption might have on the Company’s consolidated financial statements and could impact the Company’s decision on whether or not to early adopt.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  This guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual periods ending after December 15, 2016 and for interim periods in fiscal years beginning after December 15, 2016, the first quarter of 2017.  Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued an ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update will be effective for the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis, with early adoption permitted. As of December 31, 2015, the Company has not early adopted this guidance. The accounting standard update is a change in balance sheet presentation only and is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. Business combination

HT Systems, LLC Acquisition

On April 30, 2015, the Company acquired 100% of the equity of HT Systems, LLC (“HT Systems”), a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million less $120,000 of working capital adjustments, for total cash consideration paid of $19.0 million.

The acquisition of HT Systems and its PatientSecure biometric patient identification technology supports the Company’s long-term vision to be the leading provider of healthcare IT security solutions that increase provider productivity, enable patient engagement, and improve patient safety.

The Company may pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders, which will be determined based upon the achievement of certain sales targets over the two-year period following the transaction, provided, that the selling equity-holders remain employees of the Company when the earn-out consideration becomes payable. The earn-out consideration will be recognized in the Company’s consolidated financial statements as compensation expense as earned. For the year ended December 31, 2015, the Company has not recorded compensation expense associated with the earn-out consideration based on the probability of achieving sales targets.

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

During the year ended December 31, 2015, $709,000 of acquisition-related costs were incurred due to the HT Systems acquisition, which are included in general and administrative expenses in the consolidated statement of operations.

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

		Useful lives
(dollars in thousands)	Amount	(in years)
Assets:
Accounts receivable	$5,296
Prepaid expenses and other current assets	34
Property and equipment	59	3
Intangible assets	3,291	4 to 7
Liabilities assumed:
Accrued expenses	(85)
Deferred revenue	(2,460)
Net assets acquired	6,135
Goodwill	12,820
Total fair value consideration	$18,955

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

During the three months ended September 30, 2015, the Company recorded the following measurement period adjustments:

•

a $69,000 working capital adjustment to the opening balance sheet for pre-acquisition royalty receivables from a third party reseller not previously recorded in the HT Systems’ opening balance sheet; and

•

an increase in the fair value of deferred revenue acquired by $106,000, due to the refinement of the valuation estimates for deferred revenue as well as a $1.1 million increase to unbilled receivables as a result of reviewing the contractual billing obligations of the acquired customers for goods and services delivered in pre-acquisition periods.

These measurement period adjustments resulted in a $947,000 decrease in the amount of goodwill in the consolidated balance sheet at September 30, 2015.

During the three months ended December 31, 2015, the Company recorded the following measurement period adjustments:

•	a $60,000 increase to trade accounts receivable adjustment to the opening balance sheet; and
•

an increase in the fair value of deferred revenue acquired by $407,000, due to the refinement of the valuation estimates for deferred revenue and a $213,000 decrease to unbilled receivables as a result of reviewing the contractual billing obligations of the acquired customers for goods and services delivered in pre-acquisition periods.

These measurement period adjustments resulted in a $561,000 increase in the amount of goodwill reported in the consolidated balance sheet at December 31, 2015.

The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the measurement periods, up to one year from the acquisition date. As of December 31, 2015, the purchase accounting adjustments are preliminary and not yet finalized as the Company continues to evaluate the HT Systems’ contractual obligations related to deferred revenues and unbilled receivables.

Pro Forma Results of Operations (unaudited)

The consolidated financial statements include the operating results of HT Systems from the date of acquisition. The following unaudited pro forma results of operations have been presented as if the HT Systems acquisition occurred on January 1, 2014:

	Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014
Pro forma revenue (1)	$120,307	$103,049
Pro forma operating expenses	104,220	86,563
Pro forma net loss	(23,610)	(15,230)
Pro forma net loss per share basic and diluted	$(0.97)	$(1.09)

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

For the year ended December 31, 2015, the Company’s consolidated revenue includes revenues from HT Systems of $1.2 million. Due to the integration of the combined business, it is impractical to determine the earnings of HT Systems beyond the measure of revenue.

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurements at December 31, 2015
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$2,689	$—	$—	$2,689
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	818	818

	Fair value measurements at December 31, 2014
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$33,184	$—	$—	$33,184
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	632	632

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis as of December 31, 2014. In April 2015, the Company completed an acquisition of HT Systems. Under the Acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair values which are level 3 inputs. Refer to “Note 3. Business combination” for additional information.

(d) Level 3 fair value measurements

Contingent consideration

The contingent liability associated with the acquisition of Validus is based on an earn-out capped at $9.8 million to be paid based on revenue generated using the purchased intellectual properties.

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

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

	As of December 31,
(in thousands)	2015	2014
Beginning balance as of January 1st	$632	$1,008
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	197	(376)
Cash payment on the contingent liability	(11)	-
Ending balance	$818	$632

This following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	Year Ended December 31,
	2015	2014
Discount Rate	17%	17%

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

5. Trade accounts receivable, net of allowances

The following table presents the Company’s trade accounts receivable, net:

	Year Ended December 31,
(in thousands)	2015	2014
Trade accounts receivable(1)	$35,815	$25,615
Unbilled receivables(2)	1,171	80
Total trade accounts receivable	36,986	25,695
Allowance for doubtful accounts	(158)	(161)
Allowance for sales returns	(199)	(199)
Total allowance	(357)	(360)
Trade accounts receivable, net	$36,629	$25,335

(1)	Trade accounts receivables represent amounts due from customers when the Company has invoiced for product, maintenance and/or professional services and it has not yet received payment.
(2)

Unbilled receivables represent amounts due from customers when the Company has delivered the goods and services, but the Company has not invoiced the customer due to the contractual terms of the arrangement.

As of December 31, 2015, the Company has $1.2 million of unbilled receivables.  The unbilled receivables are primarily related to contracts acquired in the acquisition of HT Systems.

The allowances for doubtful accounts and credit memos are summarized as follows:

	Balance at
	beginning	Increases	Write-off /	Balance at
(in thousands)	of period	in reserves	adjustments	end of period
Allowance for doubtful accounts:
Year Ended December 31, 2015	$161	17	(20)	$158
Year Ended December 31, 2014	$161	—	—	$161
Year Ended December 31, 2013	$100	61	—	$161

	Balance at
	beginning	Increase	Write-off /	Balance at
(in thousands)	of period	in reserves	adjustments	end of period
Allowance for sales returns:
Year Ended December 31, 2015	$199	—	—	$199
Year Ended December 31, 2014	$100	99	—	$199
Year Ended December 31, 2013	$100	53	(53)	$100

6. Inventory

Inventories are stated at the lower of cost or market and consist principally of purchased materials consisting of appliances and devices and included in other current assets. Cost is determined using the first-in, first-out method for devices, with the specific identification method used for appliances.

The components of inventories are as follows:

	As of December 31,
(in thousands)	2015	2014
Finished goods	$1,051	$268
Raw materials	146	-
Total	$1,197	$268

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. The Company recorded immaterial charges for excess and obsolete inventories during the years ended December 31, 2015, 2014 or 2013.

7. Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or in case of leasehold improvements the shorter of the asset life or lease term. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment.

Property and equipment consisted of the following:

	Estimated	December 31,
(in thousands)	useful life (in years)	2015	2014
Computer equipment and purchased software	3	$6,191	$4,397
Furniture and fixtures	3	2,971	2,440
Leasehold improvements	Shorter of useful life or lease term	5,848	5,357
Construction in progress		118	—
Total		15,128	12,194
Less: accumulated depreciation		(7,227)	(4,554)
Property and equipment, net		$7,901	$7,640

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $3.0 million, $2.6 million, and $1.9 million, respectively.

8. Goodwill

The Company had $14.4 million and $1.6 million of goodwill at December 31, 2015 and 2014, respectively. Goodwill of $12.8 million is associated with acquisition of HT Systems in April 2015. Goodwill of $1.6 million is associated with acquisition of Validus in 2011.

The Company did not record any impairment charges for goodwill during the years ended December 31, 2015, 2014, or 2013.

9. Intangible assets

The following table present details of the Company’s intangible assets which includes purchased intangible assets, intangible assets acquired through business combinations, and internally-developed software costs:

		Accumulated
(in thousands)	Gross	amortization	Net
As of December 31, 2015
Purchased intangible assets with finite lives:
Intellectual property	$6,490	$(2,979)	$3,511
Trade name	279	(53)	226
Non-compete agreement	437	(58)	379
Customer contracts and relationships	403	(38)	365
Total purchased intangible assets with finite lives	7,609	(3,128)	4,481
Internally-developed software costs	1,200	-	1,200
Total	$8,809	$(3,128)	$5,681
As of December 31, 2014
Purchased intangible assets with finite lives:
Intellectual property	$3,854	$(2,374)	$1,480
Trade name	27	(8)	19
Total	$3,881	$(2,382)	$1,499

The following table presents the amortization expense of purchased intangible assets:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Amortization of purchased intangible assets:
Cost of sales	$424	$223	$242
Operating expenses:
General and administrative	322	278	279
Total	$746	$501	$521

The estimated future amortization expense of purchased intangible assets with finite lives as of December 31, 2015 is as follows:

(in thousands)	Amount
2016	$940
2017	940
2018	801
2019	620
2020	518
Thereafter	662
Total	$4,481

The costs associated with the internally developed software project are not included in the tables above, as the project is currently in development. As such, the Company has not determined the useful life of the software, nor have all of the costs associated with the project been incurred.  See internally-developed software costs in this footnote below for additional details.

Acquisition of HT Systems

On April 30, 2015, the Company acquired the following intangible assets as a result of its acquisition of HT Systems that are included in purchased intangibles above:

		Useful lives
(in thousands)	Amount	(in years)
Technology	$2,199	7
Trade name	252	4
Non-compete agreement	437	5
Customer contracts and relationships	403	7
	$3,291

During the year ended December 31, 2015, the Company recorded $348,000 of amortization expense for purchased intangible assets.  Amortization expense of $304,000 was recorded in the cost of revenues for the year ended December 31, 2015.  Amortization expense of $44,000 was recorded in general and administrative expenses for the year ended December 31, 2015.

No impairment charges for finite-lived purchased intangible assets were recorded during the years ended December 31, 2015, 2014 or 2013.

Patents

On June 3, 2015, the Company acquired three patents with an aggregate purchase price of $437,000, which includes $37,000 of legal fees and $36,364 of brokers fees associated with the procurement of the patents. The patents will be amortized on a straight-line basis over 9 years. During the year ended December 31, 2015, the Company recorded $28,000 of amortization expense to general and administrative expenses in the consolidated statement of operations.

Internally-developed software costs

During the year ended December 31, 2015, the Company recorded $1.2 million of costs associated with an internally developed software project for one of its existing product offerings. The costs, which consist of third party developer expenses and payroll and payroll related costs for employees working on internal-use software development, are included in Intangible assets in the consolidated balance sheets. The product is currently being developed and as of December 31, 2015, no amortization has been recorded. For additional information regarding the Company’s accounting policy for capitalizing internally developed software costs, see “Note 2. Summary of significant accounting policies.”

10. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

	Year Ended December 31,
(in thousands)	2015	2014
Accrued payroll and related	$8,212	$7,839
Accrued taxes(1)	933	1,144
Other accrued expenses	2,422	1,582
	$11,567	$10,565

(1)	Accrued taxes consist of accruals for foreign and state taxes, sales and use taxes, value added taxes due in foreign jurisdictions and franchise taxes.

11. Warranty obligations

The Company maintains an allowance for warranty obligations that may be incurred under its limited warranty. Factors that affect the Company’s allowance for warranty obligations include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the cost per claim to satisfy the Company’s warranty obligation.

The following table presents the details of the Company’s allowance for warranty obligations:

	As of December 31,
(in thousands)	2015	2014
Beginning balance	$40	$93
Provision for estimated claims	44	5
Adjustment to estimate	—	(51)
Settlement of claims	(44)	(7)
Ending balance	$40	$40

The warranty obligations are included in accrued expenses and other current liabilities in the consolidated balance sheets presented.

12. Debt

(a) Bank credit facility

The Company has a revolving credit facility with a bank pursuant to a Loan and Security Agreement dated January 30, 2009 (the “Revolving Credit Facility”). In February 2014, the Company modified the agreement governing the Revolving Credit Facility that had expired in October 2013 and extended the maturity date to February 2015. In February 2015, the Company amended its Revolving Credit Facility to extend the maturity through April 2015. In April 2015, the Company further amended its revolving credit facility to extend the maturity through April 2016 and increased the borrowing limit from $10.0 million to $15.0 million based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of liquidity. Outstanding borrowings accrue interest at the Wall Street Journal published prime rate plus 0.75%. Substantially all of the assets of the Company are pledged as collateral.

At December 31, 2015 and 2014, there was no outstanding balance under the revolving credit facility.

(b) Capital leases

The Company is leasing certain equipment under capital leases payable through 2018. The capital lease arrangements bear interest at interest rates ranging between 1.5% and 8.4%. Assets under capital lease obligations totaled $1.5 million as of December 31, 2015 and 2014.

Accumulated depreciation of leased assets was $1.2 million and $721,000 for the years ended December 31, 2015 and 2014, respectively. Depreciation expense associated with capital leases totaled $ 487,000, $443,000, and $258,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The future principal and interest payments under the capital lease obligations as of December 31, 2015 are as follows:

(in thousands)	Amount
2016	$369
2017	203
2018	16
Total	588
Less: interest	(19)
Total principal payments	569
Less: current portion	(360)
Long-term portion	$209
Interest paid during the period	$30

(c) Term loans

The Company purchases prepaid licenses and associated maintenance and finances these purchases with term loans. The following table outlines the Company’s term loans associated with the licenses and maintenance:

	Term	Interest	As of December 31,
(in thousands)	(in years)	Rate	2015	2014
Balance - Beginning of Period			$267	$142
Borrowings:
January 2014	2.5	6.5%		387
Principal Payments			(185)	(262)
Balance - End of Period			$82	$267

Reported as:
Current			82	185
Long-term			—	82
Total			$82	$267
Interest paid during the period			$12	$24

The future principal and interest payments under the term loan as of December 31, 2015 are as follows:

(in thousands)	Amount
2016	$84
Total	84
Less: interest	(2)
Total principal payments	$82

13. Commitments and contingencies

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

On November 9, 2015, the Company further amended its lease agreement for its corporate headquarters to lease 6,338 of additional square footage.  This increased the total square footage to 99,355 through December 2021. The additional rent expense is approximately $887,000 beginning in January 2017.

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

San Francisco, California

The Company leases offices for research and development in San Francisco, California on a short-term basis. The lease terminates in March 2016.

Tampa, Florida

On April 30, 2015, the Company assumed a lease for approximately 3,500 square feet with a term expiring in March 2017 as a result of its acquisition of HT Systems. The leased property is located in Tampa, Florida and is between HT Systems and a separate entity owned by the selling equity-holders of HT Systems.

Uxbridge, England

The Company leases approximately 4,200 square feet for its European headquarters, located in Uxbridge, England. The Company conducts sales, marketing, services and support activities for its European operations at this location. The lease terminates in January 2017.

Other operating leases

The Company enters into operating lease agreements primarily for information technology equipment and short-term virtual offices in foreign locations.

The future minimum lease payments under all operating lease agreements at December 31, 2015 are as follows:

(in thousands)	Amount
2016	$2,300
2017	2,654
2018	2,711
2019	2,695
2020	2,881
Thereafter	2,981
Total	$16,222

Total rent expense for the years ended December 31, 2015, 2014, and 2013 was $2.6 million, $2.1 million, and $1.4 million, respectively.

The Company recorded $322,000, $278,000, and $249,000 of amortization expense related to the tenant improvement liability during the years ended December 31, 2015, 2014, and 2013, respectively. The amortization expense is recorded as a reduction of rent expense.

(b) Litigation

On February 2, 2016, a complaint was filed in the United States District Court for the District of Massachusetts captioned Coyer v. Imprivata, Inc., et al, Case 1:16-cv-10160-LTS (D. Mass.), on behalf of a putative class of Imprivata stockholders, naming as defendants the Company, Mr. Omar Hussain, the Company’s President and Chief Executive Officer, and Mr. Jeffrey Kalowski, the Company’s Chief Financial Officer, as well as certain investors who sold shares of the Company’s common stock in an offering in August 2015.  The complaint, brought on behalf of all persons who purchased the Company’s common stock between July 30, 2015 and November 2, 2015, generally alleges that the Company and the named officers made false and/or misleading statements about the demand for the Company’s IT security solutions and sales trends and failed to disclose facts about its business, operations and performance.  The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 against the Company and the two named officers, as well as for “control person” liability under Section 20(a) of the Securities Exchange Act against the officers and the non-Company defendants.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

The Company believes that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available. The Company does not believe the ultimate resolution of the legal matter referred to above will have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

As of December 31, 2015 and 2014, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

14. Redeemable convertible preferred stock and stockholders’ equity (deficit)

(a) Authorized and reserved capital

At December 31, 2015, the Company is authorized to issue up to 270,000,000 shares of stock, consisting of 250,000,000 shares of common stock and 20,000,000 shares of Undesignated Preferred Stock. Of the 250,000,000 authorized shares of common stock, 4,124,140 shares are reserved for issuance upon the exercise of stock options.

(b) Redeemable convertible preferred stock

On June 30, 2014, upon the closing of the IPO, 20,956,426 outstanding shares of redeemable convertible preferred stock were automatically converted into 13,970,934 shares of common stock.

The changes in redeemable convertible preferred stock were as follows:

	Series A		Series B		Series C		Total
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	11,200	$46,056	5,438	$21,500	4,318	$24,051	20,956	$91,607
Accretion of redeemable convertible preferred stock to redemption value		1,109		592		741		2,442
Conversion of preferred stock into common stock	(11,200)	(47,165)	(5,438)	(22,092)	(4,318)	(24,792)	(20,956)	(94,049)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—

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

(d) Warrants

In May 2014, the Company issued 108,853 shares of common stock upon the net exercise of warrants which were exercisable for 120,000 shares of common stock with the exercise price of $1.10 per share. The remaining 11,147 shares of common stock issuable upon exercise of the warrants were forfeited by the holders of such warrants as part of the net exercise.

15. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss before taxes, as the tax effect is not material to the consolidated financial statements:

	Foreign Currency	Affected line item in the
	Translation	statement where net
(in thousands)	Adjustments	income is presented
Balance as of January 1, 2014	$(145)
Other comprehensive loss	(100)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	145	Other income (expense)
Net current-period other comprehensive loss	45
Balance as of December 31, 2014	(100)
Other comprehensive income	(17)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(34)	Other income (expense)
Net current-period other comprehensive loss	(51)
Balance as of December 31, 2015	$(151)

16. Employee benefit plans

(a) Defined contribution plan

United States

The Company has a 401(k) plan whereby participating employees may defer a portion of their pretax earnings, not to exceed 50% of their total earnings. Employees must reach the age of 21 to be eligible to participate in the 401(k) plan. The Company may, at its discretion, make profit sharing or matching contributions. The Company made a $273,000 matching contribution to the 401(k) plan for the year-ended December 31, 2013 to the eligible employee’s accounts during the first quarter of 2014. Effective January 1, 2014, the Company increased the matching contribution to 50% of the contributions each employee makes to the plan, up to 6% of such employee’s compensation, per payroll period. Employer contributions vest over a four-year period commensurate with the employee’s hire date and years of service. The Company contributed $1.1 million and $954,000 to the eligible employee’s accounts during the year ended December 31, 2015 and 2014 payroll periods, respectively.

International

The Company has elected to make matching contributions of 3% to each eligible employee’s defined contribution pension plan in certain countries in which it operates. The Company contributed $167,000 and $61,000 to the eligible employee’s accounts during the year ended December 31, 2015 and 2014, respectively.

17. Stock award plans and stock based compensation

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

During the year ended December 31, 2015, the Company granted 1,708,050 options to purchase common stock at a weighted average exercise price of $13.77.

During the year ended December 31, 2015, the Company granted 15,306 restricted stock awards at a fair market value of $14.70. The restricted stock awards vest quarterly over a one-year period.

At December 31, 2015, there were 1,913,020 shares available for future grant under the 2014 Plan.

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

At December 31, 2015, there were 581,064 shares available for future grant under the ESPP.

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

At December 31, 2015 and 2014, a total of 21,875 and 40,202 shares of unvested stock options exercised were subject to repurchase at an aggregate price of $102,000 and $184,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

During the year ended December 31, 2015 and 2014, 18,327 and 22,504 stock options associated with the early exercise vested, respectively.

(d) Valuation of share-based compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees and rights to acquire stock under the ESPP, which requires several key assumptions to be made.

Weighted average assumptions related to stock options used to apply this model were as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate(1)	1.74% - 1.77%	1.88%	1.49%
Expected life (years)(2)	6.02	6.04	6.03
Expected dividend yield(3)	—%	—%	—%
Expected volatility of underlying stock(4)	45% - 47%	54%	52%

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

(4)

Expected volatility—the Company is responsible for estimating volatility. The Company has limited trading history as a public company and does not have relevant historical data to develop its volatility assumptions. Therefore, the Company used a weighted average of its volatility and analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the year ended December 31, 2015.

The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on a historical analysis, a forfeiture rate of 9% to 9.5%, 9%, and 13% per year, including executive officer awards, was applied to stock-based awards for the years ended December 31, 2015, 2014, and 2013, respectively.

(e) Summary of share-based compensation expense

The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

Stock-based compensation included in costs and operating expenses related to the awards of stock options and the employee stock purchase plan are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cost of maintenance and professional services	$386	$138	$50
Research and development	1,216	500	263
Sales and marketing	1,069	532	137
General and administrative	1,484	442	190
Total	$4,155	$1,612	$640

At December 31, 2015, there was $9.2 million of unrecognized compensation expense related to non-vested employee stock awards that is expected to be recognized over a weighted-average amortization period of 2.8 years.

(f) Stock option awards

Stock option activity is as follows:

			Weighted average
	Number	Weighted	remaining	Aggregate
	of	average	contractual	intrinsic
(in thousands, except per share data)	shares	exercise price	life (in years)	value
Outstanding as of January 1, 2015	3,709	$3.84	6.04	$34,206
Granted	1,708	13.77
Exercised	(1,168)	1.71
Forfeited	(122)	12.05
Expired	(3)	12.97
Outstanding as of December 31, 2015	4,124	$8.30	7.11	$16,907
Exercisable as of December 31, 2015	2,155	$4.62	5.72	$15,085
Vested and expected to vest as of December 31, 2015	3,880	$8.03	7.01	$16,736

The following table summarizes information relating to options granted and exercised:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Weighted average fair value per share of options granted	$6.42	$6.75	$3.43
Aggregate intrinsic value of options exercised	$1,707	$2,989	$1,685
Cash proceeds received upon exercise	$1,999	$476	$916

The aggregate intrinsic value is calculated as the difference, if any, between the fair values of the underlying stock on the date the award is exercised and the per-share price an employee paid to exercise the award.

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

(h) Restricted stock units (“RSU”)

On May 12, 2015, the Company granted 15,306 RSUs to its three independent board members as part of their annual board compensation. The RSUs vest quarterly over one year.

The Company recorded $144,000 in compensation expense during the year ended December 31, 2015 in connection with the grant of the RSUs.

RSU activity is summarized below:

		Weighted	Weighted average
	Number	average	remaining	Aggregate
	of	grant date	contractual	intrinsic
(in thousands, except per share data)	shares	fair value	life (in years)	value
Outstanding as of January 1, 2015	—	$—	—	$—
Awarded	15	14.70
Released	(7)	14.70
Outstanding as of December 31, 2015	8	$14.70	0.24	$86

18. Income taxes

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

As of December 31, 2015, the Company’s valuation allowance related to income taxes was approximately $36.0 million. The Company is in a three year cumulative loss position in the United States. As a result, the Company maintains a full valuation allowance to reduce the carrying value of the related deferred tax assets to zero. The Company will continue to maintain a full valuation allowance for such tax assets until sustainable future levels of profitability are evident. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income, which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these naked credits.

Loss before the provision for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
United States	$(22,759)	$(16,913)	$(5,838)
Foreign	530	346	423
Total	$(22,229)	$(16,567)	$(5,415)

The provision for income taxes in the accompanying consolidated financial statements consists of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current income tax provision:
Federal	$—	$—	$—
State	5	40	—
Foreign	171	129	108
Total current income tax provision	$176	$169	$108
Deferred income tax provision:
Federal	$613	$—	$—
State	49	—	—
Foreign	—	—	—
Total deferred income tax provision	662	—	—
Total income tax provision	$838	$169	$108

A reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax due at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	—%	(0.2%)	—%
Foreign income taxes	0.2%	0.3%	(0.9%)
Meals & entertainment	(0.6%)	(0.4%)	(1.1%)
Stock compensation	(3.5%)	(2.1%)	(1.9%)
Indefinite lived, deferred tax liability	(3.0%)	—%	—%
Fines & penalties	(0.3%)	—%	(0.3%)
Other	(0.1%)	—%	—%
Tax credits	2.9%	7.3%	26.8%
Change in valuation allowance	(33.4%)	(39.9%)	(58.5%)
Effective tax rate	(3.8%)	(1.0%)	(1.9%)

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

Net deferred tax assets (liabilities) consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Net operating loss carryforwards	$24,320	$18,235
Tax credit carryforwards	5,773	5,134
Start-up and research and development capitalized expenditures	1,184	1,806
Deferred revenue	1,391	1,325
Other temporary differences	3,418	1,858
Gross deferred assets	36,086	28,358
Valuation allowance	(36,026)	(27,490)
Deferred tax assets, net	60	868
Depreciation	(60)	(333)
Other temporary differences	(662)	(535)
Gross deferred tax liabilities	(722)	(868)
Net deferred tax asset (liability)	$(662)	$—

In assessing the ability to realize the net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies and projections of future taxable income, to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based upon the Company’s historical and forecasted future U.S. losses, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net deferred tax assets. The net increases in the valuation allowance were approximately $8.6 million and $6.1 million from 2014 to 2015 and 2013 to 2014, respectively, principally related to an increase in the Company’s U.S. net operating loss and tax credit carryforward deferred tax assets against which a full valuation allowance is maintained.

As of December 31, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of approximately $86.3 million and $54.4 million, respectively and U.S. state net operating loss carryforwards of approximately $73.2 million and $42.1 million, respectively. These net operating loss carryforwards expire at various dates through 2035. As of December 31, 2015 and 2014, the Company had U.S. federal and state tax credit carryforwards available of approximately $5.8 million and $6.0 million, respectively. These tax credit carryforwards expire at various dates through 2035.

Included in the net operating losses, the Company has U.S. federal and state net operating losses of approximately $19.1 million and $3.8 million at December 31, 2015 and 2014, respectively, resulting from the exercise of employee stock options. These net operating losses have been excluded from the above deferred tax table. In accordance with ASC Topic 740, Income Taxes, and ASC Topic 718, “Compensation—Stock Compensation,” recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in the Company’s ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of this issuance or future transactions in the Company’s stock, some of which may be outside the Company’s control. As a result, if the Company earns net taxable income, the Company’s ability to use the Company’s pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

As of December 31, 2015, 2014 and 2013, the Company had no recorded liabilities for uncertain tax positions.

During the fourth quarter of 2015, the Company adopted ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” issued by FASB in November 2015. The Company had no current deferred taxes recorded in 2015 and the adoption of this guidance did not have an impact on the Company’s balance sheet. The guidance was adopted on a prospective basis and the Company did not make any adjustments to the prior periods.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, Belgium, the United Kingdom, Italy, and Australia. At December 31, 2015, domestic tax years from 2012 through 2015 and foreign tax years from 2007 through 2015 remain open to examination by the taxing authorities. In addition, all of the Company’s U.S. net operating loss carryforwards may be subject to adjustments by taxing authorities in future years in which they are utilized.

Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $986,000 because such earnings are considered to be indefinitely reinvested in the business. The undistributed earnings are primarily utilized to fund working capital requirements. The amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations are immaterial.

Income tax expense related to the fair value of contingent consideration and tax-deductible goodwill

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

During the year ended December 31, 2015, the Company recorded U.S. tax expense of $662,000 which is primarily related to the tax expense associated with indefinite lived deferred tax liabilities related to tax basis in acquired goodwill. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived deferred tax liabilities.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

19. Computation of net loss per share

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

The components of net loss per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Net loss	$(23,067)	$(16,736)	$(5,523)
Accretion of preferred stock	—	(2,442)	(4,952)
Net loss attributable to common stockholders	$(23,067)	$(19,178)	$(10,475)
Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	24,419	13,950	3,359
Net loss per share, basic and diluted	$(0.94)	$(1.37)	$(3.12)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Options to purchase common stock	4,124	3,709	3,777
Common stock subject to repurchase	30	40	63
Warrants	—	—	120
Convertible preferred stock	—	—	13,971
Total	4,154	3,749	17,931

20. Segment and geographic information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops healthcare information technology security solutions and provides professional services, maintenance, and training related to its licensed software delivered on appliances. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services—licensed software on delivered appliances for authentication and access management in the healthcare market. The Company’s CODM is its Chief Executive Officer. To assess performance, the Company’s CODM reviews financial information on a consolidated basis.

The Company views its operations and manages its business as one operating segment—healthcare information technology solutions. The Company derived its revenues from the following geographic areas:

	Year ended December 31,
(in thousands)	2015	2014	2013
United States	$93,011	$76,159	$56,371
United Kingdom	7,872	5,241	4,093
Rest of world	18,237	15,579	10,647
Total	$119,120	$96,979	$71,111

Long-lived assets related to the Company’s U.S. and international operations were as follows:

	As of December 31,
(in thousands)	2015	2014
United States	$7,807	$7,562
United Kingdom	94	78
Rest of world	—	—
Total	$7,901	$7,640

21. Concentration of risk and off-balance sheet risk

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

No customers or resellers accounted for 10% or more of revenues for the year ended December 31, 2015 and 2014. One reseller accounted for 10% or more of revenues in 2013.

One reseller accounted for more than 10% of accounts receivable at December 31, 2015. No customers or resellers accounted for 10% or more of accounts receivable at December 31, 2014.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the year ended December 31, 2015 and 2014.

22. Related Party Transactions

The Company completed its acquisition of HT Systems on April 30, 2015. The Company may pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders, which will be determined based upon the achievement of certain sales targets over the two-year period following the transaction. The earn-out consideration will be paid to each of the selling equity-holders of HT Systems, based on their equity ownership of HT Systems prior to the acquisition, provided that such selling equity-holder remains an employee of the Company at the time the earn-out becomes payable. Each of the selling equity-holder has become employees of the Company effective upon close of the acquisition. One selling equity-holder is a member of the Company’s executive management team, but is not a director, executive officer or five percent holder of the Company’s equity securities. No payments associated with the earn-out have been made during the year ended December 31, 2015.

The Company leases office space, located in Florida, under an operating lease agreement with a separate entity owned by the selling equity-holders of HT Systems. The lease is at a market rate with a one year term expiring on March 31, 2016. In October 2015, the Company extended the lease agreement for an additional 12 months, through March 31, 2017. The Company made rental payments totaling $40,000 during the year ended December 31, 2015.

23. Quarterly financial information (unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2015	2015	2015	2015
Revenues	$34,234	$29,282	$29,968	$25,636
Gross profit	23,811	19,382	20,584	17,286
Net loss	(3,728)	(7,214)	(5,426)	(6,699)
Net loss attributable to common shareholders, basic and diluted (2)	$(0.15)	$(0.29)	$(0.22)	$(0.28)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2014	2014	2014	2014
Revenues	$29,028	$25,278	$23,233	$19,440
Gross profit	20,908	16,638	16,358	13,087
Net loss	(1,663)	(4,454)	(3,552)	(7,067)
Net loss attributable to common shareholders, basic and diluted (1)(2)	$(0.07)	$(0.19)	$(1.08)	$(2.29)

(1)	Net loss attributable to common shareholders includes accretion of preferred stock for all periods presented through the IPO closing date of June 30, 2014.
(2)	Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year due to the different number of shares outstanding during each period.

24. Subsequent event

On February 23, 2016, pursuant to an annual evergreen provision contained in the 2014 Plan, the number of shares reserved for future grants was increased by 2,442,692 shares. The Company increased the reserve for future grants by 1,189,133 and 1,253,559 for the automatic annual increase on January 1, 2015 and January 1, 2016, respectively. As of February 23, 2016, the 2014 Plan had a total of 3,198,226 shares available for future grants.

The number of shares of Common Stock reserved and available for issuance under the 2014 Plan is subject to an automatic annual increase on each January 1, beginning in 2015, by an amount equal to five percent of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31.

On February 23, 2016, pursuant to an annual evergreen provision contained in the ESPP the number of shares reserved for future grants was increased by 488,537 shares. The Company increased the reserve for future grants by 237,826 and 250,711 for the automatic annual increase on January 1, 2015 and January 1, 2016, respectively. As of February 23, 2016, the ESPP had a total of 831,775 shares available for future grants.

The number of shares of Common Stock reserved and available for issuance under the ESPP is subject to an automatic annual increase on each January 1, beginning in 2015, by an amount equal to the lesser of 500,000 shares of Common Stock, one percent of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of Common Stock determined by the Administrator (as defined in the ESPP).

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

As of December 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 and 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, information required by this item is contained in our 2016 proxy statement and is incorporated herein by reference.

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

Information required by this item is contained in our 2016 proxy statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Holder Matters

Information required by this item is contained in our 2016 proxy statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is contained in our 2016 proxy statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is contained in our 2016 proxy statement and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

See the “Index to Consolidated Financial Statements” on page 50 of this report.

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

Name	Title	Date
/s/ Omar Hussain	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2016
Omar Hussain

/s/ Jeff Kalowski	Chief Financial Officer	March 1, 2016
Jeff Kalowski	(principal financial and accounting officer)

/s/ David Barrett	Director and Lead Director	March 1, 2016
David Barrett

/s/ John Blaeser	Director	March 1, 2016
John Blaeser

/s/ John Halamka	Director	March 1, 2016
John Halamka

/s/ Paul Maeder	Director	March 1, 2016
Paul Maeder

	Director	March 1, 2016
Kathleen Walsh

/s/ David Ting	Director	March 1, 2016
David Ting

/s/ Rodger Weismann	Director	March 1, 2016
Rodger Weismann

Exhibit Index

Exhibit No	Description
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
4.2

Fourth Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its stockholders dated December 11, 2007 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, filed on March 31, 2014).

10.1+

Amended and Restated 2002 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on March 31, 2014).

10.2+

2014 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.3+	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).
10.4+

Form of Indemnification Agreement, between the Registrant and its officers (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.5+

Form of Indemnification Agreement, between the Registrant and its directors (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.6

Promissory Note by and between the Registrant and Jeffrey Kalowski dated October 19, 2007, as amended and restated on October 19, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.7

Office Lease Agreement by and between the Registrant and Normandy Lexington Acquisition, LLC dated April 24, 2007, as amended on January 14, 2009, as further amended on April 16, 2010, as further amended on March 2, 2012, as further amended on December 28, 2012, as further amended on August 13, 2013, as further amended on January 14, 2014, and as further amended on March 31, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.8

Eighth Amendment to the Office Lease Agreement by and between the Registrant and Normandy Lexington Acquisition, LLC on January16, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-K, filed on May 8, 2015).

10.9*	Ninth Amendment to the Office Lease Agreement by and between the Registrant and Normandy Lexington Acquisition, LLC on November 19, 2015.[1]
10.11

Triple Net Space Lease by and between the Registrant and Cooper House LLC dated September 3, 2013 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on March 31, 2014).

10.12

Office Services Agreement by and between the Registrant and Regus Management (UK) Limited dated August 28, 2013, with an addendum dated August 28, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on March 31, 2014).

Exhibit No	Description
10.15

Fifth Loan Modification Agreement to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank on February 19, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on

Form 10-K, filed on May 8, 2015).

10.16

Sixth Loan Modification Agreement to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank on April 27, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-K, filed on May 8, 2015).

10.17+	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.18+

Employment Agreement by and between the Registrant and Omar Hussain dated April 30, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.19+

Employment Agreement by and between the Registrant and Jeffrey Kalowski dated April 30, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.20+

Employment Agreement by and between the Registrant and Thomas Brigiotta dated April 30, 2014 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.21+

Employment Agreement by and between the Registrant and David Ting dated April 30, 2014 (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.22+

Employment Agreement by and between the Registrant and Christopher Shaw dated April 30, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014).

10.23+	Amendment No. 1 to 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on March 11, 2015).
10.24

Securities Purchase Agreement, by and among HT Systems, LLC (“HT Systems”), the selling equity-holders of HT Systems (the “Sellers”), the representative of the Sellers and the Company, dated as of April 30, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2015).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

*	Filed herewith
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+        Indicates a management contract or compensatory plan.