Form 10-Q
period 2016-03-31
Imprivata Inc
filed 2016-05-06
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 25,327,530 shares of the registrant’s common stock outstanding.

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

PART 1

Item 1.	Financial Statements.

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31,	As of December 31,
(in thousands, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$49,328	$51,712
Accounts receivable, net of allowances	30,080	36,629
Prepaid expenses and other current assets	5,002	4,431
Total current assets	84,410	92,772
Property and equipment, net	7,979	7,901
Goodwill	11,885	14,380
Intangible assets, net	6,333	5,681
Other assets	1,346	23
Total assets	$111,953	$120,757
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,188	$6,997
Accrued expenses and other current liabilities	8,282	11,567
Current portion of capital lease obligations and long-term debt	395	442
Current portion of other long-term liabilities	240	240
Current portion of deferred revenue	43,218	43,929
Current portion of contingent purchase price liability	611	818
Total current liabilities	59,934	63,993
Deferred revenue, net of current portion	4,916	5,430
Deferred tax liability	771	662
Capital lease obligations, long-term debt and royalty obligations, net of current portion	119	209
Other long-term liabilities, net of current portion	1,817	1,850
Total liabilities	67,557	72,144
Commitments and contingencies (Note 11)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at March 31, 2016 and December 31, 2015; 25,243,884 and 25,041,643 shares were issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	181,824	179,357
Accumulated other comprehensive loss	(161)	(151)
Accumulated deficit	(137,292)	(130,618)
Total stockholders’ equity	44,396	48,613
Total liabilities and stockholders’ equity	$111,953	$120,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Revenue
Product	$15,978	$12,913
Maintenance and services	15,543	12,723
Total revenue	31,521	25,636
Cost of revenue
Product	4,692	3,423
Maintenance and services	5,270	4,927
Total cost of revenue	9,962	8,350
Gross profit	21,559	17,286
Operating expenses
Research and development	8,688	6,872
Sales and marketing	14,221	12,018
General and administrative	5,426	4,580
Total operating expenses	28,335	23,470
Loss from operations	(6,776)	(6,184)
Other income (expense)
Foreign currency exchange (loss) gain	251	(462)
Interest and other income (expense), net	(9)	(16)
Loss before income taxes	(6,534)	(6,662)
Income taxes	140	37
Net loss	$(6,674)	$(6,699)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.27)	$(0.28)
Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	25,120	23,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	March 31,
(in thousands)	2016	2015
Net loss	$(6,674)	$(6,699)
Other comprehensive loss:
Foreign currency translation adjustments	(10)	(45)
Comprehensive loss	$(6,684)	$(6,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock			Accumulated
	par value		Additional	other
	$0.001		paid-in	comprehensive	Accumulated
(in thousands)	Shares	Amount	capital	loss	deficit	Total
Balance as of January 1, 2016	25,042	$25	$179,357	$(151)	$(130,618)	$48,613
Exercise of common stock options	136	-	461			461
Stock-based compensation expense	-		1,357			1,357
Employee stock purchase plan	66	-	649			649
Net loss					(6,674)	(6,674)
Other comprehensive loss				(10)		(10)
Balance as of March 31, 2016	25,244	$25	$181,824	$(161)	$(137,292)	$44,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(6,674)	$(6,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	981	780
Provision for doubtful accounts	104	—
Provision for excess inventory	90	—
Stock-based compensation	1,357	701
Loss on disposal of fixed assets	16	14
Change in value of contingent purchase price liability	(101)	21
Deferred income taxes	110	—
Changes in operating assets and liabilities:
Accounts receivable	8,344	6,262
Prepaid expenses and other current assets	(1,997)	(857)
Deferred revenue	(495)	(35)
Accounts payable	77	412
Accrued expenses and other current liabilities	(3,382)	(4,145)
Other liabilities	(34)	5
Net cash used in operating activities	(1,604)	(3,541)
Cash flows from investing activities:
Purchases of property and equipment	(807)	(371)
Purchases of intangible assets	(792)	—
Net cash used in investing activities	(1,599)	(371)
Cash flows from financing activities:
Payment of contingent liability	(106)	—
Repayments for capital lease obligations, long-term debt and other	(135)	(180)
Proceeds from employee stock purchase plan	649	684
Proceeds from exercise of stock options	428	330
Net cash provided by financing activities	836	834
Effect of exchange rates on cash and cash equivalents	(17)	(69)
Net decrease in cash and cash equivalents	(2,384)	(3,147)
Cash and cash equivalents, beginning of year	51,712	78,524
Cash and cash equivalents, end of year	$49,328	$75,377
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$35	$99
Intangible asset purchases included in accrued expenses	$95	$—

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

The Company was incorporated in the State of Delaware in May 2001. The Company completed its initial public offering (“IPO”) on June 30, 2014 and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “IMPR.”

(b) Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and as required under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2015. The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 2, 2016.

In the opinion of Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position at March 31, 2016, the result of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

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

(c) Use of estimates

When preparing financial statements in conformity with U.S. GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

2. Summary of significant accounting policies

The Company has not made any significant changes in the application of its significant accounting policies as described in Note 2 of its audited consolidated financial statements for the year ended December 31, 2015 included in its 2015 Annual Report on Form 10-K filed with the SEC on March 2, 2015. See “Note 2. Summary of significant accounting policies” in the 2015 Annual Report on Form 10-K for information about these critical accounting policies.

Recent accounting guidance

Recently adopted accounting updates

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update became effective for the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis, with early adoption permitted. The accounting standard update is a change in balance sheet presentation only and did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No.2015-05 became effective for interim and annual reporting periods beginning after December 15, 2015. The Company’s adoption of this guidance had an immaterial impact on its consolidated financial statements.

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This guidance could impact the timing and amounts of revenue recognized. In 2015, the FASB proposed amendments and clarifications to various aspects of the guidance. These amendments were proposed in three FASB exposure drafts. The Company is currently evaluating the effect that implementation of this guidance and any amendments will have on the Company’s consolidated financial statements upon adoption. Any changes to the guidance resulting from the proposed amendments could change the Company’s assessment of the impact that adoption might have on the Company’s consolidated financial statements and could impact the Company’s decision on whether or not to early adopt.

In March 2016, the FASB issue ASU No. 2016-08, “Revenue from contracts with customers (Topic 606): Principal versus Agent Consideration.”  This guidance clarifies the implementation guidance related to principal versus agent consideration.  It provides illustrative examples to assist in the application of principal versus agent revenue recognition in the context of the new revenue.  This guidance’s effective date and transition requirements are the same as those of the new revenue standard which is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect this guidance will have on the Company’s consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330). ASU No. 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company measures inventory using first-in, first out method and anticipates adopting this guidance. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued its new lease accounting standard ASU No. 2016-02, “Leases,” (Topic 842).  ASU No. 2016-02 requires lessees to recognize virtually all leases on the balance sheet, by recording a right-of-use asset and lease liability. This guidance will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption of the guidance is permitted upon issuance of ASU No. 2016-02. This guidance requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is evaluating the impact this guidance will have on its consolidated financial statements upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits should be classified. This guidance will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this guidance will have on its consolidated financial statements upon adoption.

3. Business combination

HT Systems, LLC Acquisition

On April 30, 2015, the Company acquired 100% of the equity of HT Systems, LLC. (“HT Systems”), a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million. The Company incurred acquisition-related costs of $709,000, which were included in general and administrative expenses in the consolidated statement of operations during 2015.

The acquisition of HT Systems and its PatientSecure biometric patient identification technology supports the Company’s long-term vision to be the leading provider of healthcare IT security solutions that increase provider productivity, enable patient engagement, and improve patient safety.

The Company has contingent obligations to pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders of HT Systems, which will be determined based upon the achievement of certain sales targets over the two-year period following the closing of the transaction on April 30, 2015, provided, that the selling equity-holders remain employees of the Company when the earn-out consideration becomes payable. The earn-out consideration will be recognized in the Company’s consolidated financial statements as compensation expense as earned. For the three months ended March 31, 2016, the Company did not record compensation expense associated with the earn-out consideration based on the probability of achieving sales targets.

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

		Useful lives
(dollars in thousands)	Amount	(in years)
Assets:
Accounts and unbilled receivables	$7,195
Prepaid expenses and other current assets	20
Property and equipment	59	3
Intangible assets	3,291	4 to 7
Liabilities assumed:
Accrued expenses	(85)
Deferred revenue	(1,730)
Net assets acquired	8,750
Goodwill	10,325
Total fair value consideration	$19,075

Methodologies used in valuing the intangible assets include, but are not limited to the relief from royalty method and multi-period excess earnings method. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with U.S. GAAP. The Company made an election under Internal Revenue Code section 338 to treat the acquisition of the stock as an asset purchase. As a result, the Company will be entitled to corporate level tax deductions associated with the fair market value of net tangible assets, intangible assets, and goodwill.

The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the measurement periods, up to one year from the acquisition date.

During the three months ended March 31, 2016, the Company finalized the valuation of the assets and liabilities acquired and  recorded the following measurement period adjustments:

•	a $120,000 working capital adjustment to the balance sheet as a result of increasing the pre-acquisition unbilled receivables not previously recorded in the acquiree’s opening balance sheet;
•	a $34,000 decrease to trade accounts receivable to the balance sheet as a result of writing off pre-acquisition receivables deemed to be uncollectible;
•	a $14,000 decrease to prepaid expense to the balance sheet as a result of the decision to not move forward with a project; and
•

a decrease in the fair value of deferred revenue acquired by $730,000, due to the refinement of the valuation estimates for deferred revenue and a $1.9 million increase to unbilled receivables as a result of reviewing the contractual billing obligations of the acquired customers for goods and services delivered in pre-acquisition periods.

These measurement period adjustments resulted in a $2.5 million decrease in the amount of goodwill reported in the consolidated balance sheet at March 31, 2016.

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurements at March 31, 2016
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$2,690	$—	$—	$2,690
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	611	611

	Fair value measurements at December 31, 2015
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$2,689	$—	$—	$2,689
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	818	818

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis during the three months ended March 31, 2016. In April 2015, the Company completed an acquisition of HT Systems. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair values which are level 3 inputs. Refer to “Note 3. Business combination” for additional information.

(d) Level 3 fair value measurements

Contingent consideration

The contingent liability associated with the acquisition of Validus is based on an earn-out capped at $9.8 million to be paid based on revenue generated using the respective purchased intellectual properties.

The Company re-measures the fair value of the contingent liability at each balance sheet date based on the present value of forecasted revenues through March 31, 2016. The changes in the fair value are primarily due to the difference in actual revenue earned to date versus the initial projections and revisions to the timing and amount of forecasted future revenues.

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

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

	March 31,	December 31,
(in thousands)	2016	2015
Beginning balance as of January 1st	$818	$632
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	(101)	197
Cash payment on the contingent liability	(106)	(11)
Ending balance	$611	$818

This following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	March 31,	December 31,
	2016	2015
Discount Rate	17%	17%

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

5. Trade accounts receivable, net of allowances

The following table presents the Company’s trade accounts receivable, net:

	March 31,	December 31,
(in thousands)	2016	2015
Trade accounts receivable(1)	$28,875	$35,815
Unbilled receivables(2)	1,667	1,171
Total trade accounts receivable	30,542	36,986
Allowance for doubtful accounts	(263)	(158)
Allowance for sales returns	(199)	(199)
Total allowance	(462)	(357)
Trade accounts receivable, net	$30,080	$36,629

(1)	Trade accounts receivables represent amounts due from customers when the Company has invoiced for product, maintenance and/or professional services and it has not yet received payment.
(2)

Unbilled receivables represent amounts due from customers when the Company has delivered the goods and services, but the Company has not invoiced the customer due to the contractual terms of the arrangement.

As of March 31, 2016 and December 31, 2015, the Company had $1.7 million and $1.2 million unbilled receivables presented in Accounts receivable, net of allowances in the consolidated balance sheets. The unbilled receivables are primarily related to contracts acquired in the acquisition of HT Systems. As of March 31, 2016, $1.3 million of these unbilled receivables are long term commitments and are presented in Other assets in the condensed consolidated balance sheets.

6. Inventory

Inventories are stated at the lower of cost or market and consist principally of purchased materials consisting of appliances and devices and included in other current assets. Cost is determined using the first-in, first-out method for devices, with the specific identification method used for appliances.

The components of inventories are as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Finished goods	$932	$1,051
Raw materials	146	146
Total	$1,078	$1,197

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. The Company recorded immaterial charges for excess and obsolete inventories for the year ended December 31, 2015. During the three months ended March 31, 2016, the Company recorded a $147,000 for excess and obsolete inventories.

7. Intangible assets

Internally-developed software costs

As of March 31, 2016 and December 31, 2015, the Company recorded $2.1 million and $1.2 million, respectively, of costs associated with an internally developed software project for one of its existing product offerings. The costs, which primarily consist of third party developer expenses, are included in Intangible assets in the consolidated balance sheets.

8. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

	March 31,	December 31,
(in thousands)	2016	2015
Accrued payroll and related	$4,449	$8,212
Accrued taxes(1)	707	933
Other accrued expenses	3,126	2,422
	$8,282	$11,567

(1)	Accrued taxes consist of accruals for foreign and state taxes, sales and use taxes, value added taxes due in foreign jurisdictions and franchise taxes.

9. Warranty obligations

The Company maintains an allowance for warranty obligations that may be incurred under its limited warranty. Factors that affect the Company’s allowance for warranty obligations include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and the cost per claim to satisfy the Company’s warranty obligation.

The following table presents the details of the Company’s allowance for warranty obligations:

	March 31,	December 31,
(in thousands)	2016	2015
Beginning balance	$40	$40
Provision for estimated claims	5	44
Adjustment to estimate	—	—
Settlement of claims	(5)	(44)
Ending balance	$40	$40

The warranty obligations are included in accrued expenses and other current liabilities in the consolidated balance sheets presented.

10. Debt

Bank credit facility

The Company has a revolving credit facility with a bank pursuant to a Loan and Security Agreement dated January 30, 2009 (the “Revolving Credit Facility”). The Revolving Credit Facility expires in April 2017. In April 2016, the Company amended its revolving credit facility to extend the maturity through April 2017. In April 2015, the Company amended its revolving credit facility to extend the maturity through April 2016 and increased the borrowing limit from $10.0 million to $15.0 million based primarily on accounts receivable, and is subject to certain financial covenants requiring the Company to maintain minimum levels of liquidity. Outstanding borrowings accrue interest at the Wall Street Journal published prime rate plus 0.75%. Substantially all of the assets of the Company are pledged as collateral.

At March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility.

11. Commitments and contingencies

(a) Operating lease obligations

The Company’s principal headquarters is located in Lexington, Massachusetts. The Company currently leases approximately 93,000 square feet of office space under a lease expiring in 2021. In addition, the Company amended its lease agreement in 2015 to lease additional 6,338 square feet of office space to its headquarters beginning January 2017 and expiring in 2021.

The Company leases offices for research and development in San Francisco, California. During the first quarter of 2016, the Company entered into a new agreement to lease approximately 5,000 square feet of office space. The lease term begins in June 2016 and expires in June 2023. The rent expense totals approximately $2.9 million.

On April 30, 2015, the Company assumed a lease for approximately 3,500 square feet with a term expiring on March 31, 2016 as a result of its acquisition of HT Systems. The leased property is located in Tampa, Florida and is between HT Systems and a separate entity owned by the selling equity-holders of HT Systems. The remaining lease payments are $61,000. In October 2015, the Company extended the lease term through March 31, 2017.

(b) Litigation

On February 2, 2016, a complaint was filed in the United States District Court for the District of Massachusetts captioned Coyer v. Imprivata, Inc., et al, Case 1:16-cv-10160-LTS (D. Mass.), on behalf of a putative class of Imprivata stockholders, naming as defendants the Company, Mr. Omar Hussain, the Company’s President and Chief Executive Officer, and Mr. Jeffrey Kalowski, the Company’s Chief Financial Officer, as well as certain investors who sold shares of the Company’s common stock in an offering in August 2015.  The complaint, brought on behalf of all persons who purchased the Company’s common stock between July 30, 2015 and November 2, 2015, generally alleges that the Company and the named officers made false and/or misleading statements about the demand for the Company’s IT security solutions and sales trends and failed to disclose facts about its business, operations and performance.  The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against the Company and the two named officers, as well as for “control person” liability under Section 20(a) of the Securities Exchange Act of 1933, as amended, against the officers and the non-Company defendants.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

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

As of March 31, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

12. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss before taxes, as the tax effect is not material to the consolidated financial statements:

	Foreign Currency	Affected line item in the
	Translation	statement where net
(in thousands)	Adjustments	income is presented
Balance as of January 1, 2015	$(100)
Other comprehensive loss	(17)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(34)	Other income (expense)
Net current-period other comprehensive loss	(51)
Balance as of December 31, 2015	(151)
Other comprehensive loss	(10)
Balance as of March 31, 2016	$(161)

13. Stock award plans and stock based compensation

(a) Equity incentive plan

In May 2014, the Company’s 2014 Stock Option and Incentive Plan (“2014 Plan”), was adopted by the Company’s board of directors and approved by its stockholders and became effective in June 2014. The 2014 Plan replaced the Amended and Restated 2002 Stock Option and Incentive Plan (“2002 Plan”) as the Company’s board of directors has determined not to make additional awards under the

2002 Plan. The 2014 Plan allows the compensation committee to make equity-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

Stock options expire no later than 10 years from the date of grant and generally vest over a period of four years. At the discretion of the Board of Directors, certain option grants may be immediately exercisable but subject to a right to repurchase, at cost, pursuant to the vesting schedule of the individual grant.

During the three months ended March 31, 2016, the Company granted 1,782,000 options to purchase common stock at a weighted average exercise price of $11.55.

At March 31, 2016, there were 1,449,178 shares available for future grant under the 2014 Plan.

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

At February 29, 2016, the Company issued 66,179 shares of common stock at a purchase price of $9.81. At February 27, 2015, the Company issued 58,793 shares of common stock at a purchase price of $11.64. At August 31, 2015, the Company issued 45,969 shares of common stock at a purchase price of $11.63.

At March 31, 2016, there were 765,596 shares available for future grant under the ESPP.

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

At March 31, 2016 and December 31, 2015, a total of 17,500 and 21,875 shares of unvested stock options exercised were subject to repurchase at an aggregate price of $81,200 and $102,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

During the three months ended March 31, 2016 and 2015, 4,375 and 5,202 stock options associated with the early exercise vested, respectively.

(d) Valuation of share-based compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees and rights to acquire stock under the ESPP, which requires several key assumptions to be made.

Weighted average assumptions related to stock options used to apply this model were as follows:

	Three Months ended
	March 31,
	2016	2015
Risk-free interest rate(1)	1.39% - 1.74%	1.77%
Expected life (years)(2)	6.02	6.02
Expected dividend yield(3)	—%	—%
Expected volatility of underlying stock(4)	45% - 48%	47%

The assumptions used to estimate the fair value of the rights to acquire stock under the ESPP during the offering periods are presented below:

	March 1, 2016 to August 31, 2016	September 1, 2015 to February 29, 2016	March 1, 2015 to August 31, 2015	June 25, 2014 to February 28, 2015

Risk-free interest rate(1)	0.50%	0.26%	0.07%	0.08%
Expected life (years)(5)	0.50	0.50	0.50	0.68
Expected dividend yield(3)	—%	—%	—%	—%
Expected volatility of underlying stock(4)	72%	40%	55%	40%

The assumptions used to estimate the fair value of the rights to acquire stock under the ESPP during the offering beginning on March 1, 2015 were as follows:

(1)	Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities with maturities similar to the expected term of the award being valued is used as the risk-free interest rate.
(2)

Expected life—the expected term for stock options granted based on a review of the period that the Company’s stock option awards are expected to be outstanding and is calculated using the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period of the options. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term.

(3)

Expected dividend yield—the expected dividend yield was not considered in the option pricing formula since the Company has not declared dividends and does not expect to pay dividends in the foreseeable future.

(4)

Expected volatility—the Company is responsible for estimating volatility. The Company has limited trading history as a public company and does not have relevant historical data to develop its volatility assumptions. Therefore, the Company used a weighted average of its volatility and analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three months ended March 31, 2016.

(5)	Expected life-ESPP—the expected life of ESPP is 6 months based on the term of offering period. Offerings are each March 1 and September 1 of each year.

(e) Summary of share-based compensation expense

The Company uses the straight-line attribution method to recognize expense for stock-based awards such that the expense associated with awards is evenly recognized throughout the period.

Stock-based compensation included in costs and operating expenses related to the awards of stock options and the employee stock purchase plan are as follows:

	Three Months ended
	March 31,
(in thousands)	2016	2015
Cost of maintenance and professional services	$129	$60
Research and development	345	223
Sales and marketing	341	216
General and administrative	542	202
Total	$1,357	$701

14. Income taxes

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

Income tax expense related to tax deductible goodwill

During the three months ended March 31, 2016, the Company recorded U.S. tax expense of $110,000, which is primarily related to the tax expense associated with indefinite lived deferred tax liabilities related to tax basis in acquired goodwill. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived deferred tax liabilities.

As of March 31, 2016 and December 31, 2015, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

15. Computation of net loss per share

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the accretion on the redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include warrant for common stock, common stock subject to repurchase and outstanding common stock options, from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation as they do not have an obligation to share or fund in the Company’s net losses.

The components of net loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net loss	$(6,674)	$(6,699)
Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	25,120	23,868
Net loss per share, basic and diluted	$(0.27)	$(0.28)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three Months Ended March 31,
(in thousands)	2016	2015
Options to purchase common stock	5,714	4,951
Common stock subject to repurchase	21	35
Total	5,735	4,986

16. Concentration of risk and off-balance sheet risk

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

For the three months ended March 31, 2016, one reseller accounted for 21% of revenues; no other reseller or customer accounted for more than 10% of revenues.  For the three months ended March 31, 2015, no customer or reseller accounted for more than 10% of revenues.

At March 31, 2016, one reseller accounted for 23% of accounts receivable; no other reseller or customer accounted for more than 10% of the accounts receivable. At December 31, 2015, one reseller accounted for 12% of accounts receivable; no other reseller or customer accounted for more than 10% of accounts receivable.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the three months ended March 31, 2016 and the year ended December 31, 2015.

17. Related Party Transactions

The Company completed its acquisition of HT Systems on April 30, 2015. The Company has contingent obligations to pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders of HT Systems, which will be determined based upon the achievement of certain sales targets over the two-year period following the closing of the transaction on April 30, 2015. The earn-out consideration will be paid to each of the selling equity-holders of HT Systems, based on their equity ownership of HT Systems prior to the acquisition, provided that such selling equity-holder remains an employee of the Company at the time the earn-out becomes payable. Each of the selling equity-holder became employees of the Company upon the closing of the acquisition on April 30, 2015. One selling equity-holder is a member of the Company’s executive management team, but is not a director, executive officer or five percent holder of the Company’s equity securities. No payments associated with the earn-out have been made during the three months ended March 31, 2016.

The Company leases office space, located in Florida, under an operating lease agreement with a separate entity owned by the selling equity-holders of HT Systems. The lease is at a market rate with a one year term expiring on March 31, 2017. The Company made rental payments totaling $15,000 and $0 during the three months ended March 31, 2016, and 2015, respectively.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the related notes, and other financial information included elsewhere in this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 2, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Part II, Item 1A. Risk factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

On August 11, 2015, we closed on the sale of 5.3 million shares of common stock by our existing stockholders. We did not receive any of the proceeds from the sale of the shares. We incurred $490,000 of costs associated with the offering.

Acquisition of HT Systems

On April 30, 2015, we acquired 100% of the equity of HT Systems, a provider of palm-vein based biometric patient identification systems, to enter into the positive patient identification market for a purchase price of $19.1 million. We have contingent obligations to pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders of HT Systems, which will be determined based upon the achievement of certain sales targets over the two-year period following the closing of the transaction on April 30, 2015.

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

•	Adjusted EBITDA does not include shelf registration and offering costs;
•	Adjusted EBITDA does not include transaction costs associated with business acquisitions;
•	Adjusted EBITDA does not include legal costs associated with shareholder litigation;
•	Others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric; and
•

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
GAAP net loss	$(6,674)	$(6,699)
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	140	37
Depreciation and amortization	981	780
Other (expense) income, net	(242)	478
Stock-based compensation	1,357	701
Change in fair value of contingent liability	(101)	21
Shareholder litigation costs	33	—
Acquisition costs	—	163
Adjusted EBITDA	$(4,506)	$(4,519)

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies. As of March 31, 2016 and December 31, 2015, we had backlog of $51.9 million and $51.8 million, respectively. Of the $51.9 million in backlog as of March 31, 2016, approximately $42.0 million, which includes approximately $27.3 million of maintenance, is expected to be recognized as revenue during the year ended December 31, 2016. Additionally, $6.2 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2016. Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

Critical accounting estimates

Our financial statements are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See “Note 2. Summary of significant accounting policies” included in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2016 for information about these critical accounting policies.

Recent accounting guidance

Recently adopted accounting updates

In April 2015, the FASB issued an ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update became effective for us for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis, with early adoption permitted. The accounting standard update is a change in balance sheet presentation only and did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 became effective for interim and annual reporting periods beginning after December 15, 2015. Our adoption of this guidance had an immaterial impact on our consolidated financial statements.

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers.” The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This guidance could impact the timing and amounts of revenue recognized. In 2015, the FASB proposed amendments and clarifications to various aspects of the guidance. These amendments were proposed in three FASB exposure drafts. We are currently evaluating the effect that implementation of this guidance and any amendments will have on our consolidated financial statements upon adoption. Any changes to the guidance resulting from the proposed amendments could change our assessment of the impact that adoption might have on our consolidated financial statements and could impact our decision on whether or not to early adopt.

In March 2016, the FASB issue ASU No. 2016-08, “Revenue from contracts with customers (Topic 606): Principal versus Agent Consideration.”  This guidance clarifies the implementation guidance related to principal versus agent consideration.  It provides illustrative examples to assist in the application of principal versus agent revenue recognition in the context of the new revenue.  This guidance’s effective date and transition requirements are the same as those of the new revenue standard which is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the effect this guidance will have on our consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330).  ASU No. 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. We measure inventory using first-in, first out method and anticipate adopting this guidance. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (Topic 842).  ASU No. 2016-02 requires lessees to recognize virtually all leases on the balance sheet, by recording a right-of-use asset and lease liability. This guidance will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption of the guidance is permitted upon issuance of ASU No. 2016-02. This guidance requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We are evaluating the impact this guidance will have on our consolidated financial statements upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits should be classified. This guidance will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our consolidated financial statements upon adoption.

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Revenue
Product	$15,978	$12,913
Maintenance and services	15,543	12,723
Total revenue	31,521	25,636
Cost of revenue
Product	4,692	3,423
Maintenance and services	5,270	4,927
Total cost of revenue	9,962	8,350
Gross profit	21,559	17,286
Operating expenses
Research and development	8,688	6,872
Sales and marketing	14,221	12,018
General and administrative	5,426	4,580
Total operating expenses	28,335	23,470
Loss from operations	(6,776)	(6,184)
Other income (expense)
Foreign currency exchange loss	251	(462)
Interest and other income expense (net)	(9)	(16)
Loss before income taxes	(6,534)	(6,662)
Income taxes	140	37
Net loss	$(6,674)	$(6,699)

Revenue

Product revenue is generally recognized upon shipment of the software license key or hardware. Software, subscription and maintenance revenues are recognized ratably over their respective subscription and maintenance period. Revenue from our professional service arrangements is recognized as the services are performed. Training revenue is recognized when the training is completed. See our audited consolidated financial statements for the year ended December 31, 2015 included in “Note 2. Summary of significant accounting policies-Revenue recognition” of our Annual Report on Form 10-K filed with the SEC for more information.

The following table sets forth our revenues for each of the periods presented.

	Three Months Ended
	March 31,		Period-to-Period
	2016	2015	Change
(dollars in thousands)	Amount	Amount	$	%
Revenue
Product revenue	$15,978	12,913	$3,065	23.7%
Percentage of revenue	50.7%	50.4%
Maintenance and service revenue	15,543	12,723	2,820	22.2%
Percentage of revenue	49.3%	49.6%
Total Revenue	$31,521	$25,636	$5,885	23.0%

Product revenue

We derive our product revenue from the sales of both software and hardware. We derive substantially all of our software revenue from the sale of perpetual licenses for our Imprivata OneSign solution. Our license sales are generally priced on a per user basis, but are sometimes licensed on an enterprise-wide basis with an unlimited number of users. From time to time, we also derive software revenue from licenses sold on a term license basis. The software is delivered pre-loaded on a hardware server or as a software only solution that provides the same functionality as the software delivered on the pre-loaded server. Hardware sales also include the sale of devices such as proximity card readers, fingerprint readers and palm-vein biometric readers.

Comparison of three months ended March 31, 2016 and 2015

Product revenue increased by $3.1 million, or 24%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was driven primarily by an increase of approximately $1.3 million in sales of additional products into our existing healthcare and non-healthcare customer base. The sales of additional products to healthcare customers increased by $1.4 million. This increase in sales was offset by a decrease of $163,000 in sales to non-healthcare customers. Sales to new healthcare and non-healthcare customers increased by approximately $1.8 million over the same period. Sales to new healthcare customers increased by $1.8 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and our sales to non-healthcare customers remained relatively constant during the three months ended March 31, 2016. We continue to focus on the healthcare industry, we believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

Maintenance and service revenue

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. The professional services revenue consists primarily of fees associated with the implementation of our software and training services, and represented 12% of our revenues for the three months ended March 31, 2016 and 2015. Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Comparison of three months ended March 31, 2016 and 2015

Maintenance and service revenue increased by $2.8 million, or 22%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was driven by increased maintenance revenue of $2.3 million resulting from our larger installed base of users. In addition, professional services increased by $446,000 over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

The following table sets forth our cost of revenues for each of the periods presented.

	Three Months Ended
	March 31,		Period-to-Period
	2016	2015	Change
(dollars in thousands)	Amount	Amount	$ / #	%
Cost of revenue
Product	$4,692	$3,423	$1,269	37.1%
Product gross margin	70.6%	73.5%
Maintenance and services	5,270	4,927	343	7.0%
Maintenance and service gross margin	66.1%	61.3%
Total cost of revenue	$9,962	$8,350	$1,612	19.3%
Total gross margin	68.4%	67.4%
Headcount
Cost of revenue	105	99	6	6.1%

Cost of product revenue

Cost of product consists primarily of costs of physical appliances, palm-vein biometric readers, proximity cards and fingerprint readers. Additional product costs include third party software license costs, duties and freight, and amortization expense related to intangible assets acquired.

Comparison of three months ended March 31, 2016 and 2015

Cost of product revenue increased by $1.3 million, or 37%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was primarily attributable to the increase in sales of proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and lower margin device sales.  Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Comparison of three months ended March 31, 2016 and 2015

Cost of maintenance and services revenue increased by $343,000, or 7%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was primarily due to the increase in payroll and related costs of $292,000 and facilities and IT costs of $206,000 as a result of increased headcount. The timing for new hires may vary within the quarter and is not indicative of any trend. The increase was partially offset by decrease in travel and entertainment of $69,000 and a decrease in consulting costs of $60,000 as a result of our increase in employees. However, maintenance and services revenue gross margin increased to 66% during the three months ended March 31, 2016 compared to 61% during the three months ended March 31, 2015.

Operating expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes, costs related to the design and development of new products and enhancement of existing products, marketing programs, consulting, travel, and depreciation expenses. Personnel costs are our largest expense, representing $17.8 million, or 63%, and $14.7 million, or 63%, of our total operating expenses for the three months ended March 31, 2016 and 2015, respectively. We allocate overhead such as our information technology expenses, including personnel costs, and facility expenses based on headcount. Due to our headcount growth, we have increased the leased square footage for our corporate headquarters in Lexington, Massachusetts and our capital expenditures for leasehold improvements and information technology equipment.

The following table sets forth our operating expenses.

	Three Months Ended
	March 31,		Period-to-Period
	2016	2015	Change
(dollars in thousands)	Amount	Amount	$ / #	%
Operating expenses
Research and development	$8,688	$6,872	$1,816	26.4%
Percentage of revenue	27.6%	26.8%
Sales and marketing	14,221	12,018	2,203	18.3%
Percentage of revenue	45.1%	46.9%
General and administrative	5,426	4,580	846	18.5%
Percentage of revenue	17.2%	17.9%
Total operating expenses	$28,335	$23,470	$4,865	20.7%
Percentage of revenue	89.9%	91.6%
Headcount
Research and development	130	103	27	26.2%
Sales and marketing	154	146	8	5.5%
General and administrative	46	41	5	12.2%
Information technology	20	14	6	42.9%
Total	350	304	46	15.1%

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

Comparison of three months ended March 31, 2016 and 2015

Research and development expenses increased by $1.8 million, or 26%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  The increase was primarily due to increased payroll and related costs of $1.0 million due to our larger employee base, increase in consulting expenses of $200,000 related to our third-party developers. We also had increases in hiring and related costs of $117,000 and facilities and IT costs of $320,000, which are allocated based on headcount. The timing for new hires may vary within the quarter and is not indicative of any trend.

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

Comparison of three months ended March 31, 2016 and 2015

Sales and marketing expenses increased by $2.2 million, or 18%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The increase was primarily due to increase in spending on sales related costs of $1.1 million and marketing and business-development related costs of $1.1 million. The increase in sales related costs was primarily due to increased payroll and related costs of $703,000, commission expense of $194,000, and facilities and IT costs of $156,000, which are allocated based upon headcount. The timing for new hires may vary within the quarter and is not indicative of any trend. The increase in marketing and business-development related cost was primarily related to increase in payroll and related costs of $187,000 and marketing and promotion costs of $767,000, which was primarily driven by costs associated with the Healthcare Information and Management System Society trade show that occurred in the first quarter of 2016 as compared to the second quarter of 2015.

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

Comparison of three months ended March 31, 2016 and 2015

General and administrative expenses increased by $846,000, or 19%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to increase in payroll, bonus and related costs of $712,000 as a result of our increased headcount. Included in the increase for payroll and related costs are increases of $340,000 for share-based compensation expense. The timing for new hires may vary within the quarter and is not indicative of any trend.

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

	Three Months Ended
	March 31,		Period-to-Period
	2016	2015	Change
(dollars in thousands)	Amount	Amount	$	%
Foreign currency exchange gain (loss)	$251	$(462)	$713	(154.3)%
Percentage of revenue	0.8%	(1.8)%
Interest and other income (expense), net	(9)	(16)	7	(43.8)%
Percentage of revenue	0.0%	(0.1)%
Total other income (expense)	$242	$(478)	$720	(150.6)%

Comparison of three months ended March 31, 2016 and 2015

Other income increased by $720,000 during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily due to an increase in foreign exchange gains compared to foreign exchange losses during the three months ended March 31, 2015.

Income tax expense

	Three Months Ended
	March 31,		Period-to-Period
	2016	2015	Change
(dollars in thousands)	Amount	Amount	$ %
Income taxes	$140	$37	$103	278.4%
Percentage of revenue	0.4%	0.1%

Comparison of three months ended March 31, 2016 and 2015

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

Our tax expense recorded primarily relates to $110,000 of deferred tax expense associated with long term deferred tax liabilities related to tax basis in acquired goodwill and a tax expense of $30,000 on earnings of certain foreign subsidiaries and to a lesser extent state income taxes.

Liquidity and capital resources

Resources

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities.

Cash and cash equivalents

As of March 31, 2016, we had $49.3 million of cash and cash equivalents, of which $461,000 was held in our foreign subsidiaries. Our cash is invested in money market funds or in cash deposit accounts, and is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

On August 11, 2015, we closed on the sale of 5.3 million shares of common stock by our existing stockholders. We did not receive any of the proceeds from the sale of the shares. We incurred $490,000 of costs associated with the offering.

We believe our cash and cash equivalents, $15.0 million revolving credit agreement and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. The Revolving Credit Facility expires in April 2017.

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(1,604)	$(3,541)
Net cash used in investing activities	(1,599)	(371)
Net cash provided by financing activities	836	834
Effect of exchange rates on cash and cash equivalents	(17)	(69)
Net decrease in cash and cash equivalents	$(2,384)	$(3,147)

Net cash used in operating activities

Cash provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, prepaid expenses, accounts payable, and deferred revenue. Cash provided by operating activities is influenced by the investment we make in personnel and infrastructure costs necessary to support the anticipated growth of the business, the increase in the sales of software licenses and renewal of software maintenance contracts as well as the timing of customer payments

Our cash used in operating activities during the three months ended March 31, 2016 was primarily due to a net loss of $6.7 million adjusted for $2.6 million of non-cash expenses that included $981,000 of depreciation and amortization, $1.4 million in stock-based compensation, an increase in deferred tax liability of $110,000, a provision for doubtful accounts of $104,000, a provision for excess inventory of $90,000, a loss on disposal of fixed assets of $16,000 and a decrease of $101,000 due to the reduction to the fair value of the contingent purchase price liability. Net increase in working capital amounted to $2.5 million attributable to decreases in accounts receivable of $8.3 million and an increase in accounts payable of $77,000. These increases were partially offset by a decrease in accrued expenses of $3.4 million, an increase in prepaid expenses and other current assets of $2.0 million and a decrease in deferred revenue of $495,000.

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

For the three months ended March 31, 2016, cash used in investing activities consisted of expenditures for development of internal use software of $792,000 and purchases of property and equipment for $807,000, which was primarily driven by the increase in leasehold improvements, computer equipment and furnishings for our corporate headquarters, as well as increases in computer equipment for our increased headcount.

Net cash provided by financing activities

Our primary financing activities have consisted of proceeds from the exercise of stock options as well as proceeds from and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the three months ended March 31, 2016, cash provided by financing activities primarily consisted of $649,000 proceeds from our employee stock purchase plan and $428,000 of proceeds from the exercise of stock options, partially offset by $135,000 of payments in connection with our debt, capital leases and royalty obligations and $106,000 of payments of contingent liability.

Requirements

Capital expenditures

We have made capital expenditures primarily for leasehold improvements and furniture and fixtures related to the expansion of our corporate headquarters, as well as information technology equipment to support our increased headcount, product enhancement and development and our overall growth. Our capital expenditures totaled $1.6 million and $371,000 for the three months ended March 31, 2016 and 2015, respectively.

We expect our 2016 capital expenditures to be consistent with previous periods presented, with expenditures primarily related to, equipment to support product development, facility expansions and other general purposes to support our growth.

Contractual obligations and commitments

There have been no other significant changes in contractual obligations from those disclosed in the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2016.

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

We maintain foreign cash accounts denominated in the Euro and British Pound Sterling, to fund our foreign operations and collect foreign accounts receivables. We generally invoice our customers in the currencies of the countries in which the customer is located. At March 31, 2016, our foreign accounts receivable balances were primarily denominated in the Euro, British Pound Sterling, Swiss Franc, Canadian Dollar and the Australian Dollar.

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

If the foreign currency exchange rates fluctuated by 10% as of March 31, 2016, our foreign currency exchange gain or loss would have fluctuated by $945,000.

Interest rate risk

At March 31, 2016, we had cash and cash equivalents of $49.3 million. We maintain substantially all of our cash equivalents in an institutional money market mutual fund. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At March 31, 2016, we had a 2.5 year term loan with a fixed interest rate of 6.5%, associated with the purchase of licenses and associated maintenance with an outstanding balance of $41,000. Changes in interest rates would not have a significant impact on our outstanding borrowing.

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

We have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On February 2, 2016, a complaint was filed in the United States District Court for the District of Massachusetts captioned Coyer v. Imprivata, Inc., et al, Case 1:16-cv-10160-LTS (D. Mass.), on behalf of a putative class of our stockholders, naming us as a defendant as well as Mr. Omar Hussain, our President and Chief Executive Officer, and Mr. Jeffrey Kalowski, our Chief Financial Officer, as well as certain investors who sold shares of our common stock in an offering in August 2015.  The complaint, brought on behalf of all persons who purchased our common stock between July 30, 2015 and November 2, 2015, generally alleges that we and the named officers made false and/or misleading statements about the demand for our IT security solutions and sales trends and failed to disclose facts about our business, operations and performance.  The complaint brings causes of action for violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against us and the two named officers, as well as for “control person” liability under Section 20(a) of the Securities Exchange Act of 1933, as amended, against the officers and the non-Company defendants.  The complaint seeks unspecified monetary damages and unspecified costs and fees.

We believe that the likelihood of an unfavorable judgment arising from this matter is remote based on the information currently available. We do not believe the ultimate resolution of the legal matter referred to above will have a material adverse effect on our net income, financial condition or liquidity in a future period. However, given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, we are unable to predict with certainty the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

Item 1A.	Risk Factors

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us. Please also see “Special note regarding forward-looking statements and industry data” earlier in this Quarterly Report on Form 10-Q. The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks related to our business and industry

We have a history of losses, we expect to continue to incur losses and we may not be profitable in the future.

We incurred a $6.7 million net loss for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $137.3 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication, access management and secure communication solutions for the healthcare industry. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions and products for those solutions, and our ability to enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to address security concerns in the healthcare setting, improve clinical workflows related to the utilization of healthcare information technology systems, and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

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

In addition, our healthcare customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to our solutions. The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. For instance, our healthcare customers were required to transition to using ICD-10 diagnosis and billing codes, which were time consuming and costly to implement. As our healthcare customers are implementing ICD-10, some of our healthcare customers, particularly those at smaller hospitals, have delayed their other IT spending plans. We cannot assure you that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the three months ended March 31, 2016 and 2015, 21% and 8%, respectively, of our total revenues were derived from our largest sales partner.

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

We depend on sole source suppliers for hardware components of our solutions. We rely upon Cross Match Technologies, Inc. as the only provider of our fingerprint readers used in our Imprivata OneSign solution, which we purchase from Avnet, Inc. on a purchase order basis. We do not have the benefit of a long-term supply agreement or supply commitment. We currently purchase all of our proximity cards used in our Imprivata OneSign solution from RF IDeas, Inc., or RF IDeas. We believe alternative sources of proximity cards are available. We rely on Fujitsu Computer Products of America, Inc., or Fujitsu, as the only provider of our palm-vein readers used in our Imprivata PatientSecure solution. In addition, we depend on a contract manufacturer to produce certain other hardware components for our solutions. Our agreements with RF IDeas, Fujitsu and our contract manufacturer renew automatically on an annual basis. These agreements do not contain supply commitments. As a result, we cannot assure you that our suppliers and contract manufacturer will be able to meet our requirements, which could adversely affect our business and operating results.

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

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009 to $119.1 million for the year ended December 31, 2015. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 455 at March 31, 2016. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each year is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous years. In each of the years ended December 31, 2015, 2014, and 2013, and the three months ended March 31,

2016, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

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

We believe our primary competitor in the healthcare industry in which our Imprivata OneSign solution competes is Caradigm USA LLC, a wholly owned affiliate of GE Healthcare. We expect competition to intensify in the future with existing competitors and market entrants. Our competitors in the healthcare market for authentication and access management solutions include large, multinational companies with significantly more resources to dedicate to product development and sales and marketing. These companies may have existing relationships within healthcare organizations, which may enhance their ability to gain a foothold in our market. Customers may prefer to purchase a more highly integrated or bundled solution from a single provider or an existing supplier rather than a separate supplier, regardless of performance or features. Increased competition may result in additional pricing pressure, reduced profit margins, higher sales and marketing expenses, lower revenue and the loss of market share, which could adversely affect our business, financial condition and operating results.

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

We also directly handle, access or store PHI in connection with our commercial solutions, such as our Imprivata Cortext solution, which is a secure, cloud-based communication platform that provides healthcare organizations and healthcare providers with secure texting and messaging capabilities. Although we are transmitting and storing PHI in encrypted format for such customers, and do not, in the ordinary course of our business, require access to such PHI, we are deemed to be a “business associate” of such customers and as such are directly subject to certain HIPAA and HITECH Act requirements as well as contractual obligations that may be imposed by our customers pursuant to their HIPAA and HITECH Act requirements. These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of PHI. Our failure to effectively implement the required or addressable health data privacy and security safeguards and breach notification procedures, our failure to accurately anticipate the application or interpretation of these statutes, regulations and contractual obligations as we develop our solutions or an allegation that defects in our products have resulted in noncompliance by our customers could result in a breach of our contractual obligations to our customers, or create material civil and/or criminal liability for us, which could result in adverse publicity and have a material adverse effect on our business.

In addition to complying with applicable U.S. law, the use and disclosure of PHI is subject to regulation in other jurisdictions in which we do business or may do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

For instance, the European Union Directive 95/46/EC (the “Directive”) governs the processing and free movement of personal data of protected individuals, including “sensitive” data (“Personal Data”), to countries outside the European Economic Area (the “EEA”) that have not been found to ensure an adequate level of protection of such Personal Data, such as the United States. We have self-certified adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles as agreed to and set forth by the U.S. Department of Commerce and the European Union.  However, as a result of an opinion issued by the European Union Court of Justice (the “ECJ”) on October 6, 2015, the EU-U.S. Safe Harbor Framework was no longer deemed to be a valid method of compliance with requirements of the Directive governing the transfer of Personal Data to countries such as the United States.

It was recently announced that the United States and the EEA reached agreement on a successor framework to the Safe Harbor, to be referred to as the EU-U.S. “Privacy Shield.”  The Privacy Shield is designed to heighten protections for transferring EU residents’ Personal Data to the U.S. Although the Privacy Shield continues to rely on the concept of enforceable self-certification to assure adequate protection, it imposes significantly greater obligations on organizations and their vendors than those that existed under the Safe Harbor framework. However, on April 13, 2016, the Article 29 Working Party declined to endorse the Privacy Shield as presently drafted. Therefore, the likelihood and timing of the potential adoption of the Privacy Shield, and any of its specific requirements, remains unclear. We are monitoring the evolution of the requirements for compliance, which may impact our ability to offer certain of our solutions to customers outside of the United States in the future. Alternatively, we may find it necessary to establish systems in the EEA to facilitate compliance, which may involve additional expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

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

Our Imprivata Confirm ID solution simplifies healthcare providers’ compliance with laws requiring electronic prescriptions of controlled substances, or EPCS, and helps healthcare providers address workflow inefficiencies and the potential for fraud associated with paper-based prescriptions. Consequently, we anticipate that sales of Imprivata Confirm ID will be driven primarily by state and federal mandates requiring that prescriptions be sent electronically. For example, New York’s I-STOP law mandates that all patient medications be prescribed electronically. The deadline for prescribers to comply with I-STOP was March 27, 2016. If other states fail to enact legislation requiring that prescriptions be sent electronically or if existing requirements for electronic prescriptions are scaled-back, our ability to sell Imprivata Confirm ID solution may be adversely affected.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years.  On February 2, 2016, we and certain of our executive officers and directors were named as defendants in a purported securities class action lawsuit.  The complaint, brought on behalf of all persons who purchased our common stock between July 30, 2015 and November 2, 2015, generally alleges that we and such executive officers made false and/or misleading statements about the demand for our IT security solutions and sales trends and failed to disclose facts about our business, operations and performance.  Although we believe this action has no merit and intend to defend it vigorously, this lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and may be expensive and time-consuming to investigate, defend and resolve, and it may divert our management's attention and financial and other resources. The outcome of any litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, any of which could adversely affect our business, financial condition, results of operations or stock price.  See Part II, Item 1. "Legal Proceedings" below for additional information regarding the class action.

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

The market price of shares of our common stock has been, and may continue to be, volatile.  From June 25, 2014 through April 29, 2016, our stock price has traded at prices as low as $9.00 per share and as high as $21.63 per share. The market price of our common stock could continue to fluctuate as a result of many risks listed in this section, and others beyond our control, including:

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

There are 25,265,212 shares of our common stock outstanding, based on the number of shares outstanding as of March 31, 2016. An aggregate of 1,449,178 shares of our common stock are reserved for future issuance under our stock option plans, and 765,596 shares of our common stock are reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. In addition, on July 1, 2015, we filed a shelf registration statement on Form S-3 to register the sale of up to 13,395,230 shares of our common stock held by our existing stockholders. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 40.1% of our common stock outstanding, based on the number of shares outstanding as of March 31, 2016. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

Recent Sales of unregistered securities

None.

Use of proceeds

On June 30, 2014, we closed our IPO of 5,750,000 shares of common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $15.00 per share, for aggregate gross proceeds to us of $86.3 million. All of the shares issued and sold in the IPO were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No. 333-194921), which was declared effective by the SEC on June 24, 2014. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The managing underwriters for the offering were J.P. Morgan and Piper Jaffray.

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

During the year ended December 31, 2015, we used a total of $25.1 million of our offering proceeds, of which $19.7 million related to our acquisition of HT Systems completed on April 30, 2015, $437,000 related to our purchase of patents, $1.1 million related to expenditures for internally developed software, and $3.9 million was used for working capital purposes.

During the three months ended March 31, 2016, we used a total of $2.4 million of our offering proceeds, of which, $792,000 related to expenditures for internally developed software and $1.6 million was used for working capital purposes. There has been no material change in the use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b)(4).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPRIVATA, INC.

DATED: May 6, 2016	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No	Description

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

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 11, 2014.

10.1	Seventh Loan Modification Agreement to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank on April 20, 2016.
10.2	Office Lease Agreement by and between the Registrant and BOP 685 Market LLC on March 31, 2016.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

The following materials from the Company’s Form 10-Q for the three months ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

**

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

***

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.