Form 10-Q
period 2016-06-30
Imprivata Inc
filed 2016-08-02
CIK 1328015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, there were 25,573,159 shares of the registrant’s common stock outstanding.

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

PART 1

Item 1.	Financial Statements.

Imprivata, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30,	As of December 31,
(in thousands, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$46,996	$51,712
Accounts receivable, net of allowances	33,429	36,629
Prepaid expenses and other current assets	4,549	4,431
Total current assets	84,974	92,772
Property and equipment, net	8,154	7,901
Goodwill	11,885	14,380
Intangible assets, net	6,862	5,681
Other assets	1,022	23
Total assets	$112,897	$120,757
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,728	$6,997
Accrued expenses and other current liabilities	11,152	11,567
Current portion of capital lease obligations and long-term debt	320	442
Current portion of other long-term liabilities	303	240
Current portion of deferred revenue	44,832	43,929
Current portion of contingent purchase price liability	458	818
Total current liabilities	64,793	63,993
Deferred revenue, net of current portion	4,747	5,430
Deferred tax liability	907	662
Capital lease obligations, long-term debt and royalty obligations, net of current portion	62	209
Other long-term liabilities, net of current portion	2,059	1,850
Total liabilities	72,568	72,144
Commitments and contingencies (Note 11)
Stockholders' equity:
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2016 and December 31, 2015; 25,365,572 and 25,041,643 shares were issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	183,994	179,357
Accumulated other comprehensive loss	(183)	(151)
Accumulated deficit	(143,507)	(130,618)
Total stockholders’ equity	40,329	48,613
Total liabilities and stockholders’ equity	$112,897	$120,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue
Product	$19,855	$16,305	$35,833	$29,218
Maintenance and services	16,243	13,663	31,786	26,386
Total revenue	36,098	29,968	67,619	55,604
Cost of revenue
Product	6,628	4,088	11,320	7,511
Maintenance and services	5,453	5,296	10,723	10,223
Total cost of revenue	12,081	9,384	22,043	17,734
Gross profit	24,017	20,584	45,576	37,870
Operating expenses
Research and development	9,533	7,840	18,221	14,711
Sales and marketing	14,923	12,999	29,144	25,018
General and administrative	5,328	4,590	10,754	9,170
Total operating expenses	29,784	25,429	58,119	48,899
Loss from operations	(5,767)	(4,845)	(12,543)	(11,029)
Other income (expense)
Foreign currency exchange (loss) gain	(282)	150	(31)	(312)
Interest and other income (expense), net	(2)	(4)	(11)	(20)
Loss before income taxes	(6,051)	(4,699)	(12,585)	(11,361)
Income taxes	164	727	304	764
Net loss	$(6,215)	$(5,426)	$(12,889)	$(12,125)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.25)	$(0.22)	$(0.51)	$(0.51)
Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic and diluted	25,316	24,144	25,218	24,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(6,215)	$(5,426)	$(12,889)	$(12,125)
Other comprehensive loss:
Foreign currency translation adjustments	(22)	51	(32)	7
Comprehensive loss	$(6,237)	$(5,375)	$(12,921)	$(12,118)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock			Accumulated
	par value		Additional	other
	$0.001		paid-in	comprehensive	Accumulated
(in thousands)	Shares	Amount	capital	loss	deficit	Total
Balance as of January 1, 2016	25,042	$25	$179,357	$(151)	$(130,618)	$48,613
Exercise of common stock options	258	-	769			769
Stock-based compensation expense	-		3,219			3,219
Employee stock purchase plan	66	-	649			649
Net loss					(12,889)	(12,889)
Other comprehensive loss				(32)		(32)
Balance as of June 30, 2016	25,366	$25	$183,994	$(183)	$(143,507)	$40,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Imprivata, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(12,889)	$(12,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,978	1,684
Provision for doubtful accounts	130	(19)
Provision for excess inventory	355	—
Stock-based compensation	3,219	1,781
Loss on disposal of fixed assets	16	14
Change in value of contingent purchase price liability	(146)	50
Deferred income taxes	246	694
Changes in operating assets and liabilities:
Accounts receivable	4,970	4,479
Prepaid expenses and other current assets	(538)	(616)
Other assets	(995)	—
Deferred revenue	950	604
Accounts payable	547	1,028
Accrued expenses and other current liabilities	(613)	(2,955)
Other liabilities	270	279
Net cash used in operating activities	(2,500)	(5,102)
Cash flows from investing activities:
Purchases of property and equipment	(1,531)	(644)
Purchases of intangible assets	(1,536)	(437)
Acquisition of business	-	(18,886)
Net cash used in investing activities	(3,067)	(19,967)
Cash flows from financing activities:
Payment of contingent liability	(214)	—
Repayments for capital lease obligations, long-term debt and other	(265)	(322)
Proceeds from employee stock purchase plan	649	684
Proceeds from exercise of stock options	727	853
Net cash provided by financing activities	897	1,215
Effect of exchange rates on cash and cash equivalents	(46)	3
Net decrease in cash and cash equivalents	(4,716)	(23,851)
Cash and cash equivalents, beginning of year	51,712	78,524
Cash and cash equivalents, end of year	$46,996	$54,673
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$258	$445
Intangible asset purchases included in accounts payable and accrued expenses	$115	$—

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

In the opinion of Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to fairly present the financial position at June 30, 2016, the result of operations for the three and six months ended June 30, 2016 and 2015, cash flows for the six months ended June 30, 2016 and 2015 and stockholders’ equity for the six months ended June 30, 2016. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Imprivata Securities Corporation and Imprivata International, Inc., Imprivata UK Limited and Imprivata Australia Pty. Ltd., as well as two branch offices. All intercompany balances and transactions have been eliminated in consolidation.

Management believes the Company has sufficient cash and availability under its letter of credit to sustain operations through at least the next 12 months.

(c) Use of estimates

When preparing financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

Recent accounting guidance

Accounting standards or updates not yet effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This guidance could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this guidance and any amendments will have on the Company’s consolidated financial statements upon adoption. Any changes to the guidance resulting from the proposed amendments could change the Company’s assessment of the impact that adoption might have on the Company’s consolidated financial statements and could impact the Company’s decision on whether or not to early adopt.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance that changes the impairment model for most financial assets and certain other instruments. The guidance will replace current “incurred loss” approach with an “expected credit loss” impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures.  This guidance requires applying provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted for all entities for annual periods beginning after December 1, 2018 and interim periods therein. The Company is evaluating the impact this guidance will have on its consolidated financial statements upon adoption.

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

The Company has contingent obligations to pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders of HT Systems, which will be determined based upon the achievement of certain sales targets over the two-year period following the closing of the transaction on April 30, 2015, provided, that the selling equity-holders remain employees of the Company when the earn-out consideration becomes payable. The earn-out consideration will be recognized in the Company’s consolidated financial statements as compensation expense as earned. For the three months ended June 30, 2016, the Company recorded $182,000 in compensation expense associated with the earn-out consideration based on the probability of achieving sales targets. The Company did not record compensation expense for the three and six months ended June 30, 2015.

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurements at June 30, 2016
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$978	$—	$—	$978
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	458	458

	Fair value measurements at December 31, 2015
				Total
(in thousands)	Level 1	Level 2	Level 3	carrying value
Assets
Cash equivalents:
Money market funds	$2,689	$—	$—	$2,689
Certificates of deposit	—	97	—	97
Liabilities
Contingent consideration	—	—	818	818

(c) Assets and liabilities measured on a non-recurring basis

There were no fair value measurements on a non-recurring basis during the three and six months ended June 30, 2016. In April 2015, the Company completed an acquisition of HT Systems. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair values which are level 3 inputs. Refer to “Note 3. Business combination” for additional information.

(d) Level 3 fair value measurements

Contingent consideration

The contingent liability associated with the acquisition of Validus is based on an earn-out capped at $9.8 million to be paid based on revenue generated using the respective purchased intellectual properties.

The Company re-measures the fair value of the contingent liability at each balance sheet date based on the present value of forecasted revenues through June 30, 2016. The changes in the fair value are primarily due to the difference in actual revenue earned to date versus the initial projections and revisions to the timing and amount of forecasted future revenues.

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

The following table presents a reconciliation of the contingent liability measured at fair value using significant unobservable inputs, and the revaluation amount recorded in the Company’s consolidated statements of operations as a result of the change in fair value:

	June 30,	December 31,
(in thousands)	2016	2015
Beginning balance as of January 1st	$818	$632
Revaluation recognized in general and administrative expenses in the corresponding statements of operations	(146)	197
Cash payment on the contingent liability	(214)	(11)
Ending balance	$458	$818

This following table presents the significant unobservable inputs used in the valuation of the contingent liability:

	June 30,	December 31,
	2016	2015
Discount Rate	17%	17%

(e) Other financial instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (which are comprised primarily of deposit accounts), accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

5. Trade accounts receivable, net of allowances

The following table presents the Company’s trade accounts receivable, net:

	June 30,	December 31,
(in thousands)	2016	2015
Trade accounts receivable(1)	$32,198	$35,815
Unbilled receivables(2)	1,718	1,171
Total trade accounts receivable	33,916	36,986
Allowance for doubtful accounts	(288)	(158)
Allowance for sales returns	(199)	(199)
Total allowance	(487)	(357)
Trade accounts receivable, net	$33,429	$36,629

(1)	Trade accounts receivables represent amounts due from customers when the Company has invoiced for product, maintenance and/or professional services and it has not yet received payment.
(2)

Unbilled receivables represent amounts due from customers when the Company has delivered the goods and services, but the Company has not invoiced the customer due to the contractual terms of the arrangement.

As of June 30, 2016 and December 31, 2015, the Company had $1.7 million and $1.2 million, respectively, unbilled receivables presented in Accounts receivable, net of allowances in the consolidated balance sheets. The unbilled receivables are primarily related to contracts acquired in the acquisition of HT Systems. As of June 30, 2016, $995,000 of these unbilled receivables are long term commitments and are presented in Other assets in the condensed consolidated balance sheets.

6. Inventory

Inventories are stated at the lower of cost or market and consist principally of purchased materials consisting of appliances and devices and included in other current assets. Cost is determined using the first-in, first-out method for devices, with the specific identification method used for appliances.

The components of inventories are as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Finished goods	541	$1,051
Raw materials	17	146
Total	$558	$1,197

When recorded, inventory reserves are intended to reduce the carrying value of inventories to their net realizable value. The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventories based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. During the three and six months ended June 30, 2016, the Company recorded $265,000 and $412,000, respectively, for excess and obsolete inventories. The Company recorded immaterial charges for excess and obsolete inventories for the year ended December 31, 2015.

7. Intangible assets

Internally-developed software costs

As of June 30, 2016 and December 31, 2015, the Company recorded $2.9 million and $1.2 million, respectively, of costs associated with an internally developed software project for one of its existing product offerings. The costs, which primarily consist of third party developer expenses, are included in Intangible assets in the consolidated balance sheets. This product is currently being developed and as of June 30, 2016, no amortization has been recorded.

8. Accrued expenses and other current liabilities

The following table presents the details of the Company’s accrued expenses and other current liabilities:

	June 30,	December 31,
(in thousands)	2016	2015
Accrued payroll and related	$6,522	$8,212
Accrued taxes(1)	1,030	933
Other accrued expenses	3,600	2,422
	$11,152	$11,567

(1)	Accrued taxes consist of accruals for foreign and state taxes, sales and use taxes, value added taxes due in foreign jurisdictions and franchise taxes.

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

The following table presents the details of the Company’s allowance for warranty obligations:

	June 30,	December 31,
(in thousands)	2016	2015
Beginning balance	$40	$40
Provision for estimated claims	6	44
Adjustment to estimate	—	—
Settlement of claims	(6)	(44)
Ending balance	$40	$40

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

At June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility.

11. Commitments and contingencies

(a) Operating lease obligations

The Company’s principal headquarters is located in Lexington, Massachusetts. The Company currently leases approximately 99,000 square feet of office space under a lease expiring in 2021.

The Company leases offices for research and development in San Francisco, California. The Company currently leases approximately 5,029 square feet of office space under a lease expiring in June 2023. The remaining lease payments are $2.9 million.

The Company leases approximately 3,500 square feet of office space located in Tampa, Florida as a result of its acquisition of HT Systems. The lease agreement is between HT Systems and a separate entity owned by the selling equity-holders of HT Systems and expires on expires on March 31, 2017.  The remaining lease payments are $46,000.

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

As of June 30, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

12. Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss before taxes, as the tax effect is not material to the consolidated financial statements:

	Foreign Currency	Affected line item in the
	Translation	statement where net
(in thousands)	Adjustments	income is presented
Balance as of January 1, 2015	$(100)
Other comprehensive loss	(17)
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(34)	Other income (expense)
Net current-period other comprehensive loss	(51)
Balance as of December 31, 2015	(151)
Other comprehensive loss	15
Amounts reclassified from accumulated other comprehensive income:
Closure of foreign branch	(47)	Other income (expense)
Net current-period other comprehensive loss	(32)
Balance as of June 30, 2016	$(183)

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

During the six months ended June 30, 2016, the Company granted 1,917,750 options to purchase common stock at a weighted average exercise price of $11.63.

At June 30, 2016, there were 1,401,315 shares available for future grant under the 2014 Plan.

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

At June 30, 2016, there were 765,596 shares available for future grant under the ESPP.

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

At June 30, 2016 and December 31, 2015, a total of 13,125 and 21,875 shares of unvested stock options exercised were subject to repurchase at an aggregate price of $60,834 and $102,000, respectively. These amounts are recorded as accrued and other current liabilities in the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses.

During the three months ended June 30, 2016 and 2015, 4,375 and 4,375 stock options associated with the early exercise vested, respectively. During the six months ended June 30, 2016 and 2015, 8,750 and 9,577 stock options associated with the early exercise vested, respectively.

(d) Valuation of share-based compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees and rights to acquire stock under the ESPP, which requires several key assumptions to be made.

Weighted average assumptions related to stock options used to apply this model were as follows:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rate(1)	1.39% - 1.74%	1.77%	1.39% - 1.74%	1.77%
Expected life (years)(2)	6.02	6.02	6.02	6.02
Expected dividend yield(3)	—%	—%	—%	—%
Expected volatility of underlying stock(4)	45% - 48%	47%	45% - 48%	47%

The assumptions used to estimate the fair value of the rights to acquire stock under the ESPP during the offering periods are presented below:

	March 1, 2016 to August 31, 2016	September 1, 2015 to February 29, 2016	March 1, 2015 to August 31, 2015	June 25, 2014 to February 28, 2015

Risk-free interest rate(1)	0.50%	0.26%	0.07%	0.08%
Expected life (years)(5)	0.50	0.50	0.50	0.68
Expected dividend yield(3)	—%	—%	—%	—%
Expected volatility of underlying stock(4)	72%	40%	55%	40%

(1)	Risk-free interest rate—the yield on zero-coupon U.S. Treasury securities with maturities similar to the expected term of the award being valued is used as the risk-free interest rate.
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

(4)

Expected volatility—the Company is responsible for estimating volatility. The Company has limited trading history as a public company and does not have relevant historical data to develop its volatility assumptions. Therefore, the Company used a weighted average of its volatility and analyzed the volatility of several public peer companies to support the assumptions used in its calculations for the three and six months ended June 30, 2016.

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

Stock-based compensation included in costs and operating expenses related to the awards of stock options and the employee stock purchase plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Cost of maintenance and professional services	$160	$102	$289	$162
Research and development	421	326	767	549
Sales and marketing	540	253	881	468
General and administrative	741	399	1,282	602
Total	$1,862	$1,080	$3,219	$1,781

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

Income tax expense related to tax deductible goodwill

During the three and six months ended June 30, 2016, the Company recorded U.S. tax expense of $141,000 and $256,000, respectively, which is primarily related to the tax expense associated with indefinite lived deferred tax liabilities related to tax basis in acquired goodwill. The Company does not consider deferred tax liabilities related to indefinite lived assets to be sources of income which can support the realizability of deferred tax assets, and has provided for tax expense and a corresponding deferred tax liability associated with these indefinite lived deferred tax liabilities.

As of June 30, 2016 and December 31, 2015, the Company had no uncertain positions or unrecorded liabilities for uncertain tax positions.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The components of net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net loss	$(6,215)	$(5,426)	$(12,889)	$(12,125)
Denominator:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	25,316	24,144	25,218	24,007
Net loss per share, basic and diluted	$(0.25)	$(0.22)	$(0.51)	$(0.51)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact:

	Three and Six Months Ended
	June 30,
(in thousands)	2016	2015
Options to purchase common stock	5,647	4,757
Common stock subject to repurchase	39	31
Total	$5,686	$4,788

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

For the three and six months ended June 30, 2016, one reseller accounted for 18% and 20% of revenues, respectively; no other reseller  or customer accounted for more than 10% of revenues.  For the three and six months ended June 30, 2015, no customer or reseller accounted for more than 10% of revenues.

At June 30, 2016, one reseller accounted for 18% of accounts receivable; no other reseller or customer accounted for more than 10% of the accounts receivable. At December 31, 2015, one reseller accounted for 12% of accounts receivable; no other reseller or customer accounted for more than 10% of accounts receivable.

The Company does not have any off-balance sheet arrangements and did not have any such arrangements during the six months ended June 30, 2016 and the year ended December 31, 2015.

17. Related Party Transactions

The Company completed its acquisition of HT Systems on April 30, 2015. The Company has contingent obligations to pay up to $5.0 million of potential additional earn-out consideration to the selling equity-holders of HT Systems, which will be determined based upon the achievement of certain sales targets over the two-year period following the closing of the transaction on April 30, 2015. The earn-out consideration will be paid to each of the selling equity-holders of HT Systems, based on their equity ownership of HT Systems prior to the acquisition, provided that such selling equity-holder remains an employee of the Company at the time the earn-out becomes payable. Each of the selling equity-holder became employees of the Company upon the closing of the acquisition on April 30, 2015. One selling equity-holder is a member of the Company’s executive management team, but is not a director, executive officer or five percent holder of the Company’s equity securities. No payments associated with the earn-out have been made during the three and six months ended June 30, 2016.

The Company leases office space, located in Tampa, Florida, under an operating lease agreement with a separate entity owned by the selling equity-holders of HT Systems. The lease is at a market rate with a one year term expiring on March 31, 2017. The Company made rental payments totaling $15,000 and $30,000 during the three and six months ended June 30, 2016, respectively. The Company made rental payments totaling $10,000 during the three and six months ended June 30, 2015.

18. Subsequent Event

On July 13, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Project Brady Holdings, LLC (“Parent”) and Project Brady Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by an affiliate of private equity investment firm Thoma Bravo, LLC (“Thoma Bravo”). Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) issued and outstanding (other than dissenting shares or shares owned by Parent or Merger Sub) will be cancelled and automatically converted into the right to receive cash in an amount equal to $19.25, without interest thereon (the “Per Share Price”). Consummation of the Merger, which is currently expected to close in the third quarter of 2016, is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the affirmative vote of the holders of a majority of the outstanding shares of Company common stock as of the record date to be established for the special stockholders meeting to approve the transaction, voting as a single class. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $13.6 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2016 and is incorporated herein by reference.

`Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Merger Agreement

On July 13, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Project Brady Holdings, LLC (“Parent”) and Project Brady Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by an affiliate of private equity investment firm Thoma Bravo, LLC (“Thoma Bravo”). Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) issued and outstanding (other than dissenting shares or shares owned by Parent or Merger Sub) will be cancelled and automatically converted into the right to receive cash in an amount equal to $19.25, without interest thereon (the “Per Share Price”). Consummation of the Merger, which is currently expected to close in the third quarter of 2016, is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the affirmative vote of the holders of a majority of the outstanding shares of Company common stock as of the record date to be established for the special stockholders meeting to approve the transaction, voting as a single class.  Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $13.6 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 13, 2016 and is incorporated herein by reference.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization adjusted for foreign currency gains (losses), stock based-compensation, as well as adjustments such as acquisition costs, merger related costs, shelf registration costs, and the impact of the fair value revaluation on our contingent liability.

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

•	Adjusted EBITDA does not include shelf registration and offering costs;

•	Adjusted EBITDA does not include transaction costs associated with business acquisitions;
•	Adjusted EBITDA does not include merger related costs;
•	Adjusted EBITDA does not include legal costs associated with shareholder litigation;
•	Others may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric; and
•

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures including net income (loss) and our financial results presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
GAAP net loss	$(6,215)	$(5,426)	$(12,889)	$(12,125)
Adjustments to reconcile to Adjusted EBITDA:
Income tax expense	164	727	304	764
Depreciation and amortization	997	905	1,978	1,684
Other (expense) income, net	284	(146)	42	332
Stock-based compensation	1,862	1,080	3,219	1,781
Change in fair value of contingent liability	(45)	29	(146)	50
Shareholder litigation costs	161	—	194	—
Acquisition costs	—	546	—	709
Merger related costs	583	—	625	—
Shelf registration and offering costs	—	57	—	57
Adjusted EBITDA	$(2,209)	$(2,228)	$(6,673)	$(6,748)

Backlog

Our backlog consists of the total future value of our committed customer purchases, whether billed or unbilled. Backlog includes products, software maintenance and professional services which we have billed or been paid for in advance, and are included in deferred revenue on our balance sheet, as well as committed customer purchases where we have not invoiced or fulfilled the order as of the last day of the applicable period and which are not reflected on our balance sheet. We generally complete the unfulfilled committed customer product purchases by shipment in the next fiscal quarter and recognize revenue upon such shipment. We recognize any maintenance and services revenue related to unfulfilled committed customer purchases in subsequent periods in accordance with our revenue recognition policies. As of June 30, 2016 and December 31, 2015, we had backlog of $54.7 million and $51.8 million, respectively. Of the $54.7 million in backlog as of June 30, 2016, approximately $35.6 million, which includes approximately $21.3 million of maintenance, is expected to be recognized as revenue during the year ended December 31, 2016. Additionally, $12.2 million of maintenance revenue is expected to be recognized over the five year period subsequent to the year ended December 31, 2016. Revenue in any period is a function of new purchases during the period, the timing of fulfillment of customer orders, maintenance renewals and revenue recognized from backlog. Therefore, backlog viewed in isolation may not be indicative of future performance. Our presentation of backlog may differ from that of other companies in our industry.

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

Recent accounting guidance

Accounting standards or updates not yet effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This guidance could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this guidance and any amendments will have on our consolidated financial statements upon adoption. Any changes to the guidance resulting from the proposed amendments could change our assessment of the impact that adoption might have on our consolidated financial statements and could impact our decision on whether or not to early adopt.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330). ASU No. 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. We measure inventory using first-in, first out method and anticipates adopting this guidance. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits should be classified. This guidance will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on its consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance that changes the impairment model for most financial assets and certain other instruments. The guidance will replace current “incurred loss” approach with an “expected credit loss” impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures.  This guidance requires applying provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted for all entities for annual periods beginning after December 1, 2018 and interim periods therein. We are evaluating the impact this guidance will have on its consolidated financial statements upon adoption.

Results of operations

The following table sets forth our consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue
Product	$19,855	$16,305	$35,833	$29,218
Maintenance and services	16,243	13,663	31,786	26,386
Total revenue	36,098	29,968	67,619	55,604
Cost of revenue
Product	6,628	4,088	11,320	7,511
Maintenance and services	5,453	5,296	10,723	10,223
Total cost of revenue	12,081	9,384	22,043	17,734
Gross profit	24,017	20,584	45,576	37,870
Operating expenses
Research and development	9,533	7,840	18,221	14,711
Sales and marketing	14,923	12,999	29,144	25,018
General and administrative	5,328	4,590	10,754	9,170
Total operating expenses	29,784	25,429	58,119	48,899
Loss from operations	(5,767)	(4,845)	(12,543)	(11,029)
Other income (expense)
Foreign currency exchange (loss) gain	(282)	150	(31)	(312)
Interest and other income (expense), net	(2)	(4)	(11)	(20)
Loss before income taxes	(6,051)	(4,699)	(12,585)	(11,361)
Income taxes	164	727	304	764
Net loss	$(6,215)	$(5,426)	$(12,889)	$(12,125)

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

The following table sets forth our revenues for each of the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2016	2015	Change		2016	2015	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Revenue
Product revenue	$19,855	16,305	$3,550	21.8%	$35,833	$29,218	$6,615	22.6%
Percentage of revenue	55.0%	54.4%			53.0%	52.5%
Maintenance and service revenue	16,243	13,663	2,580	18.9%	31,786	26,386	5,400	20.5%
Percentage of revenue	45.0%	45.6%			47.0%	47.5%
Total Revenue	$36,098	$29,968	$6,130	20.5%	$67,619	$55,604	$12,015	21.6%

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

Comparison of three months ended June 30, 2016 and 2015

Product revenue increased by $3.6 million, or 22%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was driven primarily by an increase of approximately $2.3 million in sales to new healthcare and non-healthcare customers. Sales to new healthcare customers increased by $3.3 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and our sales to non-healthcare decreased by $944,000 during the three months ended June 30, 2016. Sales of additional products into our existing healthcare and non-healthcare customer base increased by approximately $1.2 million over the same period. The sales of additional products to healthcare customers increased by $1.3 million. This increase in sales was offset by a decrease of $120,000 in sales to non-healthcare customers We continue to focus on the healthcare industry, we believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

Comparison of six months ended June 30, 2016 and 2015

Product revenue increased by $6.6 million, or 23%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was driven primarily by an increase of approximately $4.1 million in sales to new healthcare and non-healthcare customers. Sales to new healthcare customers increased by $5.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and our sales to non-healthcare decreased by $952,000 during the three months ended June 30, 2016.  Sales of additional products into our existing healthcare and non-healthcare customer base increased by approximately $2.5 million over the same period. The sales of additional products to healthcare customers increased by $2.8 million. This increase in sales was offset by a decrease of $283,000 in sales to non-healthcare customers. We continue to focus on the healthcare industry, we believe the composition of non-healthcare customers may vary on a quarterly basis and is not indicative of any trend.

Maintenance and service revenue

Maintenance and services revenue is generated from maintenance and technical support associated with our software as well as professional services, which include implementation and training. Maintenance is typically invoiced annually in advance, recorded as deferred revenue and recognized ratably over the maintenance period. The professional services revenue consists primarily of fees associated with the implementation of our software and training services, and represented 10% and 11% of our revenues for the three months ended June 30, 2016 and 2015, respectively. Our professional service arrangements are generally billed on a time and materials basis and revenue is recognized as the services are performed. Training is generally billed as a fixed fee and revenue is recognized when the training is completed.

Comparison of three months ended June 30, 2016 and 2015

Maintenance and service revenue increased by $2.6 million, or 19%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was driven by increased maintenance revenue of $2.4 million resulting from our larger installed base of users. In addition, professional services increased by $153,000 over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Comparison of six months ended June 30, 2016 and 2015

Maintenance and service revenue increased by $5.4 million, or 21%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was driven by increased maintenance revenue of $5.0 million resulting from our larger installed base of users. In addition, professional services increased by $365,000 over the same period due to the increased sales of our products, which resulted in new professional services related to implementation and training.

Cost of revenue

The following table sets forth our cost of revenues for each of the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2016	2015	Change		2016	2015	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Cost of revenue
Product	$6,628	$4,088	$2,540	62.1%	$11,320	$7,511	$3,809	50.7%
Product gross margin	66.6%	74.9%			68.4%	74.3%
Maintenance and services	5,453	5,296	157	3.0%	10,723	10,223	500	4.9%
Maintenance and service gross margin	66.4%	61.2%			66.3%	61.3%
Total cost of revenue	$12,081	$9,384	$2,697	28.7%	$22,043	$17,734	$4,309	24.3%
Total gross margin	66.5%	68.7%			67.4%	68.1%
Headcount
Cost of revenue	105	105	-	0.0%	105	105	-	0.0%

Cost of product revenue

Cost of product consists primarily of costs of physical appliances, palm-vein biometric readers, proximity cards and fingerprint readers. Additional product costs include third party software license costs, duties and freight, and amortization expense related to intangible assets acquired.

Comparison of three months ended June 30, 2016 and 2015

Cost of product revenue increased by $2.5 million, or 62%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily attributable to the increase in sales of proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and lower margin device sales.  Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Comparison of six months ended June 30, 2016 and 2015

Cost of product revenue increased by $3.8 million, or 51%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily attributable to the increase in sales of proximity card and fingerprint devices. Product gross margin decreased due to unfavorable changes in the mix between higher-margin software and lower margin device sales.  Device revenues as a percentage of total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues can fluctuate and, as a result, we expect product gross margins to vary depending on the mix of device revenues to total product revenues.

Cost of maintenance and service revenue

Cost of maintenance and services consists primarily of costs related to our support and professional services personnel, including employee wages and benefits, bonuses, stock compensation and travel expense. These costs also include depreciation and overhead related to facilities and information technology used to provide these services.

Comparison of three months ended June 30, 2016 and 2015

Cost of maintenance and services revenue increased by $157,000, or 3%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The slight increase was primarily due to increased facilities and IT costs of $138,000. The facilities and IT allocation costs per person increased due to increased rent, payroll and related costs as well as increased expenses for computer and software as well as maintenance costs. However, maintenance and services revenue gross margin increased to 66% during the six months ended June 30, 2016 as compared to 61% during the three months ended June 30, 2015. With the continued growth in our revenue, we gain economies of scale which reduces our costs as a percentage of total revenue.

Comparison of six months ended June 30, 2016 and 2015

Cost of maintenance and services revenue increased by $500,000, or 5%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to increase in payroll and related costs of $340,000, and facilities and IT costs of $344,000. The facilities and IT allocation costs per person increase due to increased rent, payroll and related costs as well as increased expenses for computer and software as well as maintenance costs. The increase was partially offset by a decrease in travel costs of $109,000. However, maintenance and services revenue gross margin increased to 66% during the six months ended June 30, 2016 as compared to 61% during the six months ended June 30, 2015. With the continued growth in our revenue, we gain economies of scale which reduces our costs as a percentage of total revenue.

Operating expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes, costs related to the design and development of new products and enhancement of existing products, marketing programs, consulting, travel, and depreciation expenses. Personnel costs are our largest expense, representing $19.5 million, or 66%, and $16.0 million, or 63%, of our total operating expenses for the three months ended June 30, 2016 and 2015, respectively.  Personnel costs represented $37.3 million, or 64%, and $30.7 million, or 63%, of our total operating expenses during the six months ended June 30, 2016 and 2015, respectively. We allocate overhead such as our information technology expenses, including personnel costs, and facility expenses based on headcount. Due to our headcount growth, we have increased the leased square footage for our corporate headquarters in Lexington, Massachusetts and our capital expenditures for leasehold improvements and information technology equipment.

The following table sets forth our operating expenses.

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2016	2015	Change		2016	2015	Change
(dollars in thousands)	Amount	Amount	$ / #	%	Amount	Amount	$ / #	%
Operating expenses
Research and development	$9,533	$7,840	$1,693	21.6%	$18,221	$14,711	$3,510	23.9%
Percentage of revenue	26.4%	26.2%			26.9%	26.5%
Sales and marketing	14,923	12,999	1,924	14.8%	29,144	25,018	4,126	16.5%
Percentage of revenue	41.3%	43.4%			43.1%	45.0%
General and administrative	5,328	4,590	738	16.1%	10,754	9,170	1,584	17.3%
Percentage of revenue	14.8%	15.3%			15.9%	16.5%
Total operating expenses	$29,784	$25,429	$4,355	17.1%	$58,119	$48,899	$9,220	18.9%
Percentage of revenue	82.5%	84.9%			86.0%	87.9%
Headcount
Research and development	131	117	14	12.0%	131	117	14	12.0%
Sales and marketing	168	154	14	9.1%	168	154	14	9.1%
General and administrative	46	40	6	15.0%	46	40	6	15.0%
Information technology	21	13	8	61.5%	21	13	8	61.5%
Total	366	324	42	13.0%	366	324	42	13.0%

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

Comparison of three months ended June 30, 2016 and 2015

Research and development expenses increased by $1.7 million, or 22%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The increase was primarily due to increased payroll and related costs of $711,000 due to increase in headcount, increase in consulting expenses of $416,000 related to our third-party developers. We also had increases in hiring and related costs of $109,000 and facilities and IT costs of $259,000, which are allocated based on headcount. The timing for new hires may vary within the quarter and is not indicative of any trend.

Comparison of six months ended June 30, 2016 and 2015

Research and development expenses increased by $3.5 million, or 24%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to increased payroll and related costs of $1.7 million and hiring costs of $227,000 due to increase in headcount. The timing for new hires may vary within the quarter and is not indicative of any trend. In addition, consulting expenses increased by $616,000, facilities and IT cost by $579,000 and telecommunication cost by $174,000.

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

Comparison of three months ended June 30, 2016 and 2015

Sales and marketing expenses increased by $1.9 million, or 15%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The increase was primarily due to increase in spending on sales related costs of $1.3 million and marketing and business-development related costs of $608,000. The increase in sales related costs was primarily due to increased payroll and related costs of $968,000, commission expense of $311,000, and facilities and IT costs of $143,000. The timing for new hires may vary within the quarter and is not indicative of any trend. The increase in marketing and business-development related cost was primarily related to increase in payroll and related costs of $696,000 due to increase in headcount, and facilities and IT costs of $103,000. These increases were partially offset by a decrease in marketing and promotion costs of $350,000 which was primarily driven by costs associated with the Healthcare Information and Management System Society trade show that occurred in the first quarter of 2016 as compared to the second quarter of 2015.

Comparison of six months ended June 30, 2016 and 2015

Sales and marketing expenses increased by $4.1 million, or 17%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to increase in spending on sales related costs of $2.4 million and marketing and business-development related costs of $1.7 million. The increase in sales related costs was primarily due to increased payroll and related costs of $1.8 million, commission expense of $343,000 and facilities and IT costs of $299,000. The timing for new hires may vary within the quarter and is not indicative of any trend. These increases were partially offset by a decrease in travel expenses of $226,000. The increase in marketing and business-development related cost was primarily related to increase in payroll and related costs of $889,000, marketing and promotion costs of $437,000 and facilities and IT cost of $185,000.

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

Comparison of three months ended June 30, 2016 and 2015

General and administrative expenses increased by $738,000, or 16%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily due to increased share-based compensation expense of $329,000, as a result of our increased headcount. Our professional fees increased by $380,000, primarily due to merger related costs. These increases were partially offset by a decrease in consulting costs of $283,000.

Comparison of six months ended June 30, 2016 and 2015

General and administrative expenses increased by $1.6 million, or 17%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to an increase in payroll and related costs of $1.0 million, of which $663,000 is share-based compensation, as a result of increased headcount.  The timing for new hires may vary within the quarter and is not indicative of any trend. Professional fees increased $340,000, primarily due to merger related costs, and facilities and IT costs increased by $205,000. These increases were partially offset by a decrease in consulting costs of $210,000.

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

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2016	2015	Change		2016	2015	Change
(dollars in thousands)	Amount	Amount	$	%	Amount	Amount	$	%
Foreign currency exchange gain (loss)	$(282)	$150	$(432)	(288.0)%	$(31)	$(312)	$281	90.1%
Percentage of revenue	(0.8)%	0.5%			(0.0)%	(0.6)%
Interest and other income (expense), net	(2)	(4)	2	50.0%	(11)	(20)	9	45.0%
Percentage of revenue	(0.0)%	(0.0)%			(0.0)%	(0.0)%
Total other income (expense)	$(284)	$146	$(430)	(294.5)%	$(42)	$(332)	$290	87.3%

Comparison of three months ended June 30, 2016 and 2015

Other expense increased by $430,000, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to an increase in foreign exchange losses compared to foreign exchange gains during the three months ended June 30, 2015. The increase was primarily driven by the weakening of the Pound Sterling and Euro against the US Dollar as the Company has cash and accounts receivable denominated in Pound Sterling and Euro as result of our European operations.

Comparison of six months ended June 30, 2016 and 2015

Other expenses decreased by $290,000, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily driven by losses recognized during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Income tax expense

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2016	2015	Change		2016	2015	Change
(dollars in thousands)	Amount	Amount	$ %		Amount	Amount	$ %
Income taxes	$164	$727	$(563)	(77.4)%	$304	$764	$(460)	(60.2)%
Percentage of revenue	0.5%	2.4%			0.4%	1.4%

Comparison of three and six months ended June 30, 2016 and 2015

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

Our tax expense recorded primarily relates to $246,000 of deferred tax expense associated with long term deferred tax liabilities related to tax basis in acquired goodwill and a tax expense of $58,000 on earnings of certain foreign subsidiaries and to a lesser extent state income taxes.

Liquidity and capital resources

Resources

To date, we have financed our operations primarily through the sale of equity securities, including private placements of preferred stock, and net cash proceeds from our IPO, as well as cash from operating activities.

Cash and cash equivalents

As of June 30, 2016, we had $47.0 million of cash and cash equivalents, of which $982,000 was held in our foreign subsidiaries. Our cash is invested in money market funds or in cash deposit accounts, and is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in provided by operating activities	$(2,500)	$(5,102)
Net cash used in investing activities	(3,067)	(19,967)
Net cash provided by financing activities	897	1,215
Effect of exchange rates on cash and cash equivalents	(46)	3
Net decrease in cash and cash equivalents	$(4,716)	$(23,851)

Net cash used in operating activities

Cash provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, prepaid expenses, accounts payable, and deferred revenue. Cash provided by operating activities is influenced by the investment we make in personnel and infrastructure costs necessary to support the anticipated growth of the business, the increase in the sales of software licenses and renewal of software maintenance contracts as well as the timing of customer payments

Our cash used in operating activities during the six months ended June 30, 2016 was primarily due to a net loss of $12.9 million adjusted for $5.8 million of non-cash expenses that included $2.0 million of depreciation and amortization, $3.2 million in stock-based compensation, an increase in deferred tax liability of $246,000, a provision for doubtful accounts of $130,000, a provision for excess inventory of $355,000, a loss on disposal of fixed assets of $16,000 and a decrease of $146,000 due to the reduction to the fair value of the contingent purchase price liability. Net increase in working capital amounted to $4.6 million attributable to decreases in accounts receivable of $5.0 million, an increase in deferred revenue of $950,000, an increase in other liabilities of $270,000 and an increase in accounts payable of $547,000. These increases were partially offset by a decrease in accrued expenses of $613,000, an increase in prepaid expenses and other current assets of $538,000 and noncurrent other assets of $995,000.

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

For the six months ended June 30, 2016, cash used in investing activities consisted of expenditures for development of internal use software of $1.5 million and purchases of property and equipment for $1.5 million, which was primarily driven by the increase in leasehold improvements, computer equipment and furnishings for our corporate headquarters, as well as increases in computer equipment for our increased headcount.

Net cash provided by financing activities

Our primary financing activities have consisted of proceeds from the exercise of stock options as well as proceeds from and payments on equipment debt obligations entered into to finance equipment leases and purchased software costs.

For the six months ended June 30, 2016, cash provided by financing activities primarily consisted of $649,000 proceeds from our employee stock purchase plan and $727,000 of proceeds from the exercise of stock options, partially offset by $265,000 of payments in connection with our debt, capital leases and royalty obligations and $214,000 of payments of contingent liability.

Requirements

Capital expenditures

We have made capital expenditures primarily for leasehold improvements and furniture and fixtures related to the expansion of our corporate headquarters, as well as information technology equipment to support our increased headcount, product enhancement and development and our overall growth. Our capital expenditures totaled $1.5 million and $644,000 for the six months ended June 30, 2016 and 2015, respectively.

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

We maintain foreign cash accounts denominated in the Euro and British Pound Sterling, to fund our foreign operations and collect foreign accounts receivables. We generally invoice our customers in the currencies of the countries in which the customer is located. At June 30, 2016, our foreign accounts receivable balances were primarily denominated in the Euro, British Pound Sterling, Swiss Franc, Canadian Dollar and the Australian Dollar.

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

If the foreign currency exchange rates fluctuated by 10% as of June 30, 2016, our foreign currency exchange gain or loss would have fluctuated by $685,000.

Interest rate risk

At June 30, 2016, we had cash and cash equivalents of $47.0 million. We maintain substantially all of our cash equivalents in an institutional money market mutual fund. The fund provides daily liquidity and invests in a portfolio of short-term money market instruments issued by the U.S. government. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

We have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Risks related to our business and industry

If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our shareholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The proposed Merger gives rise to inherent risks that include:

•	pending shareholder litigation could prevent or delay the Merger or otherwise negatively impact our business and operations;
•	if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
•

the amount of the cash payment to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;
•	the requirement to pay a termination fee of $13.6 million if we terminate the Merger Agreement under certain circumstances; and
•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger.

We have a history of losses, we expect to continue to incur losses and we may not be profitable in the future.

We incurred a $12.9 million net loss for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $143.5 million and we expect to continue to incur operating and net losses for the foreseeable future. Our ability to be profitable in the future depends upon continued demand for our authentication, access management and secure communication solutions for the healthcare industry. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize new solutions and products for those solutions, and our ability to enhance existing solutions and products. Further market adoption of our solutions, including increased penetration within our existing customers, depends upon our ability to address security concerns in the healthcare setting, improve clinical workflows related to the utilization of healthcare information technology systems, and increase clinician productivity. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing solutions and products, and for our expansion of our sales and marketing operations as we add additional sales personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

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

In addition to our direct sales force, we rely on our sales partners, consisting of our channel partners and technology alliance partners, to sell our solutions. We derive a substantial portion of our revenue from sales of our products and services through our sales partners, and we expect that sales through sales partners will continue to be a significant percentage of our revenue. For the six months ended June 30, 2016 and 2015, 20% and 8%, respectively, of our total revenues were derived from our largest sales partner.

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

We have experienced significant revenue growth in recent periods. For example, our revenue increased from $22.0 million for the year ended December 31, 2009 to $119.1 million for the year ended December 31, 2015. During this period, we significantly expanded our operations and increased the number of our employees from 105 at December 31, 2008 to 471 at June 30, 2016. Our rapid growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and other resources. We plan to hire additional direct sales and marketing personnel domestically and internationally, increase our investment in research and development and acquire complementary businesses, technologies or assets. Our future operating results depend to a large extent on our ability to successfully implement these plans and manage our anticipated expansion. To do so successfully we must, among other things:

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

We generally recognize revenue from our software maintenance contracts ratably over the contract term. A portion of the maintenance revenue we report in each year is derived from the recognition of deferred revenue relating to software maintenance contracts entered into during previous years. In each of the years ended December 31, 2015, 2014, and 2013, and the six months ended June 30, 2016, we retained greater than 90% of the aggregate dollar amount of our software maintenance contracts up for renewal. Consequently, a decline in renewed software maintenance by our customers in any one quarter may not be immediately reflected in our revenue for that quarter. Such a decline, however, will adversely affect our revenue in future quarters. Accordingly, the effect of significant downturns in our rate of renewals may not be fully reflected in our operating results until future periods.

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

Our current executive officers are critical to our success and the loss of any of these individuals, or other key personnel, could harm our business and brand image.

We are heavily dependent upon the contributions, talent and leadership of our current executive officers. The loss of any executive officers or the inability to attract or retain qualified executive officers could delay the development and introduction of, and harm our ability to sell our products and damage our brand, which could have a material adverse effect on our results of operations. On May 27, 2016, Thomas Brigiotta, our Senior Vice President, Worldwide Sales, announced that he was resigning from this position effective August 5, 2016. We have not yet named a new Senior Vice President, Worldwide Sales, and cannot assure that we will find a qualified replacement in a timely manner. We cannot be certain that this change in management, operating without a Senior Vice President, Worldwide Sales after August 5, 2016 and until we find a qualified replacement, or any additional change that may come as we select a new Senior Vice President, Worldwide Sales, will not negatively affect our business and operations. Our future success also depends on our ability to attract and retain additional qualified design and marketing personnel. We face significant competition for these individuals worldwide and we may not be able to attract or retain these employees. Any failure to attract and retain qualified personnel could harm our business and brand image.

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

In addition to complying with applicable U.S. law, the use and disclosure of PHI is subject to regulation in other jurisdictions in which we do business or may do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. In particular, the European Union Directive 95/46/EC (the “Directive”) governs the processing and export from the European Economic Area (“EEA”) of personal data of persons in the EEA (“Personal Data”) to countries outside the EEA such as the United States.  These limitations are particularly restrictive for “sensitive” data, which includes health information.  We have self-certified adherence to the Safe Harbor Privacy Principles, a framework for the lawful export of personal data from the EEA to the US, as agreed to and set forth by the U.S. Department of Commerce and the European Union.  However, as a result of an opinion issued by the European Union Court of Justice (the EU’s highest court, the “ECJ”) on October 6, 2015, Safe Harbor is no longer deemed to be a valid method of export from the EU to the United States.

On July 12, 2016 the United States and the EU reached agreement on a successor framework to the Safe Harbor, the EU-U.S. “Privacy Shield.”  Privacy Shield is designed to heighten protections for transferring EU residents’ Personal Data to the U.S.  Although Privacy Shield continues to rely on the concept of enforceable self-certification to assure adequate protection, it imposes significantly greater obligations on organizations and their vendors than those that existed under Safe Harbor.  During negotiation of Privacy Shield, several organs of EU government criticized the original proposal.  Although some changes were made in adopting the final Privacy Shield framework, many of these criticisms were not accommodated.  It seems highly likely that Privacy Shield will soon be challenged judicially, and in due course will be scrutinized by the ECJ.  It is impossible to predict the outcome of that ECJ decision, and it is likely that many months will pass before any definitive guidance is provided.  We believe that Privacy Shield will remain a valid basis for export from the EEA to the US at least until that time.

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

The market price of shares of our common stock has been, and may continue to be, volatile.  From June 25, 2014 through July 26, 2016, our stock price has traded at prices as low as $9.00 per share and as high as $21.63 per share. The market price of our common stock could continue to fluctuate as a result of many risks listed in this section, and others beyond our control, including:

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

There are 25,404,522 shares of our common stock outstanding, based on the number of shares outstanding as of June 30, 2016. An aggregate of 1,401,315 shares of our common stock are reserved for future issuance under our stock option plans, and 765,596 shares of our common stock are reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. In addition, on July 1, 2015, we filed a shelf registration statement on Form S-3 to register the sale of up to 13,395,230 shares of our common stock held by our existing stockholders. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them, together beneficially own 30.2% of our common stock outstanding, based on the number of shares outstanding as of June 30, 2016. These stockholders, if they act together, will have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and may take actions that may not be in the best interests of our other stockholders. This concentration of ownership could also limit stockholders’ ability to influence corporate matters. Accordingly, corporate actions might be taken even if other stockholders oppose them, or may not be taken even if other stockholders view them as in the best interests of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change of control of our company, may make the approval of certain transactions difficult or impossible without the support of these stockholders and might adversely affect the market price of our common stock.

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

During the six months ended June 30, 2016, we used a total of $4.7 million of our offering proceeds, of which, $1.5 million was related to expenditures for internally developed software and $3.2 million was used for working capital purposes. There has been no material change in the use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b)(4).

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

IMPRIVATA, INC.

DATED: August 2, 2016	By:	/s/ Jeff Kalowski
Chief Financial Officer
Principal Financial Officer and Duly Authorized Signatory

Exhibit Index

Exhibit No	Description

2.1

Agreement and Plan of Merger, dated as of July 13, 2016, by and among Imprivata, Inc., Project Brady Merger Sub, Inc. and Project Brady Holdings, LLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2016).

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

101***

The following materials from the Company’s Form 10-Q for the three and six months ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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